Form 10-Q
period 1996-06-30
NAB ASSET CORP
filed 1996-08-09
CIK 873458

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q


[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 1996

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _______________


                         Commission file number 0-19391



                             NAB ASSET CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Texas                                   76-0332956
    ------------------------                  ----------------------
    (State of Incorporation)                     (I.R.S. Employer
                                              Identification Number)

  5520 LBJ Freeway, Suite 200, Dallas, TX             77057
  ---------------------------------------          ---------
  (Address of principal executive offices)         (Zip code)


      Registrant's telephone number, including area code:  (214) 701-6956



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----      -----

As of June 30, 1996, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

Part I--Financial Information.

Item 1. Financial Statements


                     NAB ASSET CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD APRIL 1, 1996 THROUGH JUNE 30, 1996

                 On June 5, 1996, the Company completed a merger with and into CPS Investing Corp. ("CPS Sub"), a wholly-owned subsidiary of Consumer Portfolio Services, Inc. ("CPS"). In the merger, the shareholders of the Company ("NAB") received on a pro rata basis (i) an aggregate cash distribution of $15.3 million ($3.64 per share), (ii) an undivided interest in a liquidating trust which holds $3.0 million in cash and all of the net non-cash assets of NAB (having a net book value of approximately $3.7 million as of June 5, 1996), and (iii) 62% of the outstanding shares of the new combined company ("New NAB"), which had a net asset value of $7.5 million as of the merger date. The merger was approved at a special meeting of the shareholders held on June 5, 1996. This transaction is being accounted for by New NAB as a reclassification and distribution with respect to the common stock followed by the issuance of the new common stock to the CPS Sub. As a result, no gain or loss was recognized by NAB in the merger. This transaction is discussed in further detail in Item 2 of this report.

         For the purposes of clarity in this report, financial information has been presented separately for NAB and New NAB, with balances shown at June 5 and June 30, 1996 and activity for the quarter divided between the periods before and after the merger.

                             NAB ASSET CORPORATION
                                and Subsidiaries

                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)


                                                                  New NAB            NAB
                                                                  June 30,         June 5,        NAB
                                                                    1996            1996      December 31,
                   Assets                                       (unaudited)     (unaudited)       1995
                                                                ------------    ------------  ------------
Cash in banks                                                     $    4,523      $    3,615    $      202
Interest-bearing demand deposits                                           3               3             -
U.S. treasury bills                                                        -               -         1,759
                                                                  ----------      ----------    ----------
    Total cash and cash equivalents                                    4,526           3,618         1,961

Investments in mortgage-backed
  securities, available-for-sale                                           -               -        14,997
Loans to MPS (note 5)                                                  2,999
Loans                                                                      -               -           130
Loans classified as in-substance foreclosures                              -               -         1,201
Real estate                                                                -               -         3,183
Investment in limited partnerships (note 2)                                -               -           724
Other assets                                                             136              24           524
                                                                  ----------      ----------    ----------
    Total assets                                                  $    7,661      $    3,642    $   22,720
                                                                  ==========      ==========    ==========


    Liabilities and Shareholders' Equity

Liabilities:
Accrued ad valorem taxes                                                   -               -            24
Accrued legal and professional fees                                        -               -            78
Accrued merger related expenses                                            -               -           500
Other accounts payable and accrued expenses                              175             118           142
                                                                  ----------      ----------    ----------
    Total liabilities                                                    175             118           744
                                                                  ----------      ----------    ----------

Shareholders' equity (note 1):
Common stock of Old NAB: $.01 par value;
  20,000,000 authorized shares; 4,208,835 shares
  issued and outstanding at June 5, 1996 and
  December 31, 1995                                                        -              42            42
Common stock of New NAB: $.10 par value,
  30,000,000 authorized shares, 5,091,300 issued
  and outstanding at June 30, 1996                                       509
Additional paid-in capital                                             7,217           3,684        25,567
Accumulated deficit                                                     (240)           (202)       (3,669)
Unrealized gains (losses) on securities
  available-for-sale                                                       -               -            70
Unearned compensation                                                      -               -           (34)
                                                                  ----------      ----------    ----------
   Total shareholders' equity                                          7,486           3,524        21,976
                                                                  ----------      ----------    ----------

   Total liabilities and shareholders' equity                     $    7,661      $    3,642    $   22,720
                                                                  ==========      ==========    ==========
Book value per share                                              $     1.47      $     0.84    $     5.22
                                                                  ==========      ==========    ==========
Weighted average number of common and common
  equivalent shares                                                5,091,300       4,208,835     4,208,835
                                                                  ==========      ==========    ==========

          See accompanying notes to consolidated financial statements.

                             NAB ASSET CORPORATION
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       For the Periods June 6, 1996 Through June 30, 1996, April 1, 1996
         through June 5, 1996 and the Three Months Ended June 30, 1995
                     (in thousands, except per share data)

                                            New NAB                   NAB
                                         For the Period          For the Period
                                          June 6, 1996            April 1, 1996              NAB
                                            Through                 Through          Three Months Ended
                                         June 30, 1996            June 5, 1996         June 30, 1995
                                         --------------          --------------      ------------------
 Operating revenues:
   Gain on sale of assets                   $                      $   1,883            $      345
   Income from operating assets                      -                     3                    18
   Interest income on loans                         10                     3                    86
   Management fees                                   -                   284                   563
   Gain on sale of general partners
     interest in limited partnerships                -                 1,066                     -
   Equity in limited partnerships                    -                    90                     7
                                            ----------             ---------            ----------
       Total operating revenues                     10                 3,329                 1,019
                                            ----------             ---------            ----------
 Direct operating expenses:
   Loan collection expenses                          -                    41                     3
   Real estate and other repossessed
    asset expenses:
     Ad valorem taxes                                -                    16                    34
     Operating expenses                              -                     1                     9
                                            ----------             ---------            ----------
       Total direct operating expense                -                    58                    46
                                            ----------             ---------            ----------
     Operating income                               10                 3,271                   973

 Provision for losses                                -                    25                     -
                                            ----------             ---------            ----------
     Operating income after
       provision for losses                         10                 3,246                   973
                                            ----------             ---------            ----------
 Other income:
   Interest income on interest-bearing
     deposits and mortgage-backed
     securities                                      -                   202                   235
   Loss on sale of mortgage-backed
     securities                                      -                  (125)                    -
                                            ----------             ---------            ----------
       Total other income                            -                    77                   235
                                            ----------             ---------            ----------
 General and administrative expenses:
   Employee salaries and benefits                   27                   318                   561
   Occupancy expense                                 -                    33                    29
   Directors fees                                    -                    10                    11
   Legal and accounting fees                         -                    23                    63
   Insurance expense                                 -                    65                    51
   Stock transfer and registrar fees                 -                     5                     7
   Interest expense                                  -                     -                     5
   NAB liquidating trust expense                     -                   173                     -
   Other expenses                                   21                   120                   112
                                            ----------             ---------            ----------
       Total general and
          administrative expenses                   48                   747                   839
                                            ----------             ---------            ----------
 Net income (loss)                          $      (38)            $   2,576            $      369
                                            ==========             =========            ==========
 Net income (loss) per share                $    (0.01)            $    0.61            $     0.09
                                            ==========             =========            ==========
 Weighted average number of common
   and common equivalent shares
   outstanding                               5,091,300             4,208,835             4,208,835
                                            ==========             =========            ==========


          See accompanying notes to consolidated financial statements.

                             NAB ASSET CORPORATION
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       For the Periods June 6, 1996 through June 30, 1996, January 1 1996 through June 5, 1996 and the Six Months Ended June 30, 1995
                     (in thousands, except per share data)

                                               New NAB                   NAB
                                            For the Period         For the Period
                                             June 6, 1996          January 1, 1996                NAB
                                               Through                 Through             Six Months Ended
                                             June 30, 1996          June 5, 1996            June 30, 1995
                                            --------------         ---------------         ----------------
 Operating revenues:
   Gain on sale of assets                     $        -               $    1,907             $    1,155
   Income from operating assets                        -                       12                     33
   Revenue from increase in carrying                  10                        8
     value of account receivable                       -                      780                      -
   Interest income on loans                            -                        -                    339
   Management fees                                     -                      759                  1,117
   Gain on sale of general partner's                                                                   0
     interest in limited partnerships                  -                    1,066                      -
   Equity in limited partnerships                      -                      128                     17
                                              ----------               ----------             ----------
       Total operating revenues                       10                    4,660                  2,661
                                              ----------               ----------             ----------
 Direct operating expenses:
   Loan collection expenses                            -                       52                      1
   Real estate and other repossessed
     asset expenses:
     Ad valorem taxes                                  -                       32                     68
     Operating expenses                                -                        3                     18
                                              ----------               ----------             ----------
       Total direct operating expenses                 -                       87                     87
                                              ----------               ----------             ----------

     Operating income                                 10                    4,573                  2,574

 Provision for losses                                  -                       25                      -
                                              ----------               ----------             ----------

     Operating income after
       provision for losses                           10                    4,548                  2,574
                                              ----------               ----------             ----------

 Other income:
   Interest income on interest-bearing
     deposits and mortgage-backed
     securities                                        -                      498                    423
   Loss on sale of mortgage-backed
     securities                                        -                     (125)                     -
                                              ----------               ----------             ----------
       Total other income                              -                      373                    423
                                              ----------               ----------             ----------

 General and administrative expenses:
   Employee salaries and benefits                     27                      802                  1,019
   Occupancy expense                                   -                       65                     59
   Directors fees                                      -                       20                     25
   Legal and accounting fees                           -                       44                    118
   Insurance expense                                   -                      121                    103
   Stock transfer and registrar fees                   -                       13                     19
   Interest expense                                    -                        -                     98
   NAB liquidating trust expense                       -                      173                      -
    Other expenses                                    21                      216                    275
                                              ----------               ----------             ----------
       Total general and
         administrative expenses              $       48               $    1,454                  1,716
                                              ----------               ----------             ----------

 Net income (loss)                            $      (38)              $    3,467             $    1,281
                                              ==========               ==========             ==========
 Net income (loss) per share                  $    (0.01)              $     0.82             $     0.30
                                              ==========               ==========             ==========

 Weighted average number of common
   and common equivalent shares
   outstanding                                 5,091,300                4,208,835              4,208,835
                                              ==========               ==========             ==========

          See accompanying notes to consolidated financial statements.

                             NAB ASSET CORPORATION
                                and Subsidiaries

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

           For the Period June 6, 1996 Through June 30, 1996 and the
                        Three Months Ended June 30, 1995
        for the Period January 1, 1996 Through June 5, 1996, the Period
   April 1, 1996 through June 5, 1996 and the Six Months Ended June 30, 1995
                       (in thousands, except share data)

                                                                                            Unrealized
                                                                                            Gains (Losses)
                                              Common Stock      Additional                  on Securities
                                           -------------------   Paid-in     Accumulated   Available-for-    Unearned
                                             Shares     Amount   Capital       Deficit      Sale (note 2)   Compensation    Total
                                           ----------   ------  ----------   -----------   ---------------  ------------  --------
Balance, December 31, 1994                  4,208,835     $ 42   $25,567       $(3,213)       $ (520)           $(97)     $ 21,779

Amortization of unearned compensation               -        -         -             -             -              16            16
Unrealized gains on securities
    available-for-sale                              -        -         -             -           179               -           179
Net income                                          -        -         -           912             -               -           912
                                            ---------     ----   -------       -------        ------            ----      --------
Balance, March 31, 1995                     4,208,835       42    25,567        (2,301)         (341)            (81)       22,886
                                            ---------     ----   -------       -------        ------            ----      --------
Amortization of unearned
     compensation                                   -        -         -             -             -              16            16
Unrealized gains on securities
    available-for-sale                              -        -         -             -           364               -           364
Net income                                          -        -         -           369             -               -           369
                                            ---------     ----   -------       -------        ------            ----      --------
Balance, June 30, 1995                      4,208,835       42    25,567        (1,932)           23             (65)       23,635
                                            ---------     ----   -------       -------        ------            ----      --------
Amortization of unearned compensation               -        -         -             -             -              31            31
Unrealized gains on securities
    available-for-sale                              -        -         -             -            47               -            47
Net loss                                            -        -         -        (1,737)            -               -        (1,737)
                                            ---------     ----   -------       -------        ------            ----      --------
Balance, December 31, 1995                  4,208,835       42    25,567        (3,669)           70             (34)       21,976
                                            ---------     ----   -------       -------        ------            ----      --------
Amortization of unearned compensation               -        -         -             -             -              15            15
Unrealized loss on securities
    available-for-sale                              -        -         -             -          (116)              -          (116)
Net income                                          -        -         -           891             -               -           891
                                            ---------     ----   -------       -------        ------            ----      --------
Balance, March 31, 1996                     4,208,835       42    25,567        (2,778)          (46)            (19)       22,766
                                            ---------     ----   -------       -------        ------            ----      --------
Amortization of unearned compensation               -        -         -             -             -              19            19
Unrealized gains on securities
    available-for-sale                              -        -         -             -            46               -            46
Refund of small shareholder program                 -        -        22             -             -               -            22
Transfer to NAB liquidating trust                   -        -    (6,585)            -             -               -        (6,585)
Distributions                                       -        -   (15,320)            -             -               -       (15,320)
Net income                                          -        -         -         2,576             -               -         2,576
                                            ---------     ----   -------       -------        ------            ----      --------
Balance, June 5, 1996                       4,208,835       42     3,684          (202)            -               -         3,524
                                            ---------     ----   -------       -------        ------            ----      --------
Surrender of old stock in merger
    (note 1)                               (4,208,835)     (42)      (42)            -             -                             -
Issuance of new stock in merger-62%
    to Shareholders of NAB (note 1)         3,156,594      316      (316)            -             -                             -
Contribution of Capital by CPS in
    Merger 38% of Common Stock to
    CPS (note 1)                            1,934,706      193     3,807             -             -               -         4,000
Net loss                                            -        -         -           (38)            -               -           (38)
                                            ---------     ----   -------       -------        ------            ----      --------
Balance, June 30, 1996                      5,091,300     $509    $7,217       $  (240)       $    -            $  -      $  7,486
                                            =========     ====    ======       =======        ======            ====      ========



          See accompanying notes to consolidated financial statements.

                             NAB ASSET CORPORATION
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Periods June 6, 1996 Through June 30, 1996,
                      April 1, 1996 Through June 5, 1996,
                    and the Three Months Ended June 30, 1995
                                 (in thousands)

                                                                     New NAB                   NAB                   NAB
                                                                  For the Period          For the Period         Three Months
                                                                   June 6, 1996            April 1, 1996            Ended
                                                               Through June 30, 1996    Through June 5, 1996    June 30, 1995
                                                               ---------------------    --------------------    -------------
Cash flows from (used by) operating activities:
  Net income (loss)                                                 $   (38)                 $  2,576              $   369
    Adjustments to reconcile net income to
      net cash from (used by) operating activities:
        Provision for losses                                              -                        25                    -
        Depreciation and amortization                                     -                        35                   43
        Increase in carrying value of account receivable                  -                         -                    -
        Equity in limited partnerships                                    -                       (90)                  (7)
        Net (increase) decrease in other assets                        (112)                      302                  200
        Net increase (decrease) in accounts payable
          and accrued expenses                                           57                       (24)                  64
                                                                    -------                  --------              -------
            Net cash from (used by) operating activities                (93)                    2,824                  669
                                                                    -------                  --------              -------

Cash flows from (used by) investing activities:
  Collections applied against loan balances                               -                       746                  552
  Collections applied against real estate and
    other repossessed asset balances                                      -                       450                  361
  Purchases of mortgage-backed securities                                 -                         -               (1,259)
  Principal repayment of mortgage-backed securities                       -                       407                  125
  Loan to Mortgage Portfolio Services (note 5)                       (2,999)                        -                    -
  Proceeds from sale of mortgage-backed securities                        -                    14,265                    -
  Proceeds from sale of general partner's interest
    in limited partnerships                                               -                       404                    -
  Distributions received from investment in
    limited partnerships                                                  -                       266                  383
  Investment in limited partnerships                                      -                         -                  (56)
  Proceeds from the sale of fixed assets                                  -                        68                    -
                                                                    -------                  --------              -------
            Net cash from (used by) investing activities             (2,999)                   16,606                  106
                                                                    -------                  --------              -------

Cash flows from (used by) financing activities:
  Contribution of capital by CPS in merger                            4,000                         -                    -
  Liquidating distribution                                                -                   (15,320)                   -
  Payment to liquidating trust                                            -                    (2,979)                   -
  Refund of small shareholder program                                     -                        22                    -
  Proceeds from short-term borrowings                                     -                         -                  571
  Repayment of short-term borrowing                                       -                         -               (1,001)
                                                                    -------                  --------              -------
            Net cash from (used by) financing activities              4,000                   (18,277)                (430)
                                                                    -------                  --------              -------

Net increase (decrease) in cash and cash equivalents                    908                     1,153                  345
Cash and cash equivalents at beginning of period                      3,618                     2,465                  102
                                                                    -------                  --------              -------
Cash and cash equivalents at end of period                          $ 4,526                  $  3,618              $   447
                                                                    =======                  ========              =======

Supplemental disclosure of
  noncash activities:
  Cash paid for interest                                            $     -                  $      -              $     5
                                                                    =======                  ========              =======

  Transfer to liquidating trust:
    Loans                                                           $     -                  $    129              $     -
    In-substance foreclosed loans                                         -                       454                    -
    Real estate                                                           -                     2,733                    -
    Other assets                                                          -                       781                    -
    Other liabilities                                                     -                      (493)                   -
                                                                    -------                  --------              -------

Net noncash transfers to liquidating trust                          $     -                  $  3,604              $     -
                                                                    =======                  ========              =======


          See accompanying notes to consolidated financial statements.

                             NAB ASSET CORPORATION
                                and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Periods June 6, 1996 Through June 30, 1996,
                     January 1, 1996 Through June 5, 1996,
                     and the Six Months Ended June 30, 1995
                                 (in thousands)

                                                                New NAB                     NAB
                                                            For the Period             For the Period                NAB
                                                            June 6, 1996               January 1, 1996        Six Months Ended
                                                         Through June 30, 1996      Through June 5, 1996        June 30, 1995
                                                         ---------------------      --------------------      ----------------
Cash flows from (used by) operating activities
  Net income (loss)                                          $    (38)                   $  3,467                 $  1,281
    Adjustments to reconcile net income to
      net cash from (used by) operating activities:
        Provision for losses                                        -                          25                        -
        Depreciation and amortization                               -                          75                       84
        Increase in carrying value of account receivable            -                        (780)                       -
        Equity in limited partnerships                              -                        (128)                     (17)
        Net (increase) decrease in other assets                  (113)                        364                      113
        Net increase (decrease) in accounts payable
          and accrued expenses                                     58                        (133)                       5
                                                             --------                    --------                 --------
          Net cash from (used by) operating expenses              (93)                      2,890                    1,466
                                                             --------                    --------                 --------

Cash flows from (used by) investing activities:
  Collections applied against loan balances                         -                         748                    8,064
  Collections applied against real estate and
    other repossessed asset balances                                -                         450                      361
  Purchases of mortgage-backed securities                           -                           -                   (3,735)
  Principal repayment of mortgage-backed securities                 -                         661                      302
  Loan to Mortgage Portfolio Services (note 5)                 (2,999)                          -                        -
  Proceeds from sale of mortgage-backed securities                  -                      14,265                        -
  Proceeds from sale of general partner's interest
    in limited partnerships                                         -                         404                        -
  Distributions received from investment in
    limited partnerships                                            -                         448                      783
  Investment in limited partnerships                                -                           -                     (184)
  Proceeds from the sale of fixed assets                            -                          68                        -
  Advances on loans                                                 -                           -                      (48)
                                                             --------                    --------                 --------
      Net cash from (used by) investing activities             (2,999)                     17,044                    5,543
                                                             --------                    --------                 --------

Cash flows from (used by) financing activities:
  Contribution of capital by CPS in merger                      4,000                           -                        -
  Liquidating distribution                                          -                     (15,320)                       -
  Payment to liquidating trust                                      -                      (2,979)                       -
  Refund of small shareholder program                               -                          22                        -
  Proceeds from short-term borrowings                               -                           -                    2,137
  Repayment of short-term borrowings                                -                           -                   (8,824)
                                                             --------                    --------                 --------
      Net cash from (used by) financing activities              4,000                     (18,277)                  (6,687)
                                                             --------                    --------                 --------

Net increase (decrease) in cash and cash equivalents              908                       1,657                      322
Cash and cash equivalents at beginning of period                3,618                       1,961                      125
                                                             --------                    --------                 --------
Cash and cash equivalents at end of period                   $  4,526                    $  3,618                 $    447
                                                             ========                    ========                 ========

Supplemental disclosure of
    noncash activities:
  Cash paid for interest                                     $      -                    $      -                 $     98
                                                             ========                    ========                 ========

  Transfer to liquidating trust:
    Loans                                                    $      -                    $    129                 $      -
    In-substance foreclosed loans                                   -                         454                        -
    Real estate                                                     -                       2,733                        -
    Other assets                                                    -                         781                        -
    Other liabilities                                               -                        (493)                       -
                                                             --------                    --------                 --------
Net noncash transfers to liquidating trust                   $      -                    $  3,604                 $      -
                                                             ========                    ========                 ========

          See accompanying notes to consolidated financial statements.

                     NAB ASSET CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE PERIOD APRIL 1, 1996 THROUGH JUNE 30, 1996


NOTES TO THE FINANCIAL STATEMENTS

(1)      GENERAL

         NAB Asset Corporation, a Texas corporation ("NAB"), was organized on March 13, 1991, by National Asset Bank (a bank in liquidation) (the "Bank") as a wholly-owned subsidiary of the Bank for the purpose of acquiring substantially all of the assets of the Bank through a series of transactions and agreements intended to effect the final liquidation of the Bank. On July 17, 1991, the shareholders of the Bank approved such transactions and the Acquisition Agreement and Plan of Reorganization (the "Acquisition Agreement"). As a result, NAB acquired substantially all of the assets of the Bank in consideration for the issuance by NAB to the Bank of 4,146,266 shares (including the payment for 5,431 fractional shares) of NAB's common stock, $.01 par value (the "Common Stock"), and the assumption of all the Bank's liabilities. Immediately following such acquisition, the Bank distributed the shares of Common Stock received by it to the holders of the Bank's common stock, $.01 par value (the "Bank Common Stock"), on the basis of one share of Common Stock for each ten shares of the Bank Common Stock held of record as of the close of business on July 17, 1991. Because NAB was formed for the purpose of effecting the acquisition of substantially all of the Bank's assets, NAB had only limited business operations prior to such acquisition.

         On June 5, 1996, pursuant to a Plan and Agreement of Merger dated February 7, 1996, CPS Investing Corp. ("CPS Sub"), a wholly owned subsidiary of Consumer Portfolio Services, Inc. ("CPS") was merged with and into NAB. In the merger, the shareholders of NAB received on a pro rata basis (i) an aggregate cash distribution of $15.3 million ($3.64 per share), (ii) an undivided interest in a liquidating trust, and (iii) 62% of the outstanding shares of common stock, $.10 par value (the "New Common Stock") of the new combined company ("New NAB") which had a net asset value of $7.5 million as of the merger date. The merger was approved at a special meeting of the shareholders held on June 5, 1996. The liquidating trust received approximately $3.0 million in cash, subject to certain contingencies, and all of the non-cash assets of NAB with a net book value at June 5, 1996 of $3.7 million. This transaction is being accounted for by New NAB as a reclassification and distribution with respect to the Common Stock followed by the issuance of the New Common Stock to CPS. As a result, no gain or loss was recognized by NAB in connection with the merger.

         In an effort to protect New NAB's large net operating loss carryforwards, the New Common Stock issued to the shareholders of NAB and CPS in the merger generally restrict the acquisition of 5% or more of the outstanding shares of common stock of New NAB so as to prevent the occurrence of an ownership change under the Federal income tax laws. This restriction will not prevent the acquisition of New Common Stock directly from New NAB.

         In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included in the unaudited consolidated financial statements for the periods ended June 5 and June 30, 1996 and June 30, 1995. Operating results for the periods ended June 5 and 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)      INVESTMENT IN PARTNERSHIPS

         On June 5, 1996 immediately prior to the merger and liquidating trust transfer described in Note (1), pursuant to the Partnership Sale Agreement dated February 7, 1996 by and among NAB and certain of its subsidiaries and Michael A. Hrebenar and Richard A. Durham, former officers of NAB, (collectively, the "Purchaser"), NAB sold to the Purchaser its general partner interest in four limited partnerships and certain tangible assets used in the collection of loans (carried at $68,000 book value) for $1.538 million in cash. NAB's investment in these partnerships was carried at a book value of $404,000 at March 31, 1996. This sale resulted in a gain of $1.066 million, and the proceeds have been included in the cash distribution to shareholders described in Note (1). This transaction is described in more detail in Management's Discussion and Analysis of Operations--NAB--General, Partnership Sale.

(3)      FEDERAL INCOME TAXES

         Neither NAB nor New NAB has recorded a Federal income tax expense or benefit for the three-month period ended June 30, 1996. At December 31, 1995, for Federal income tax purposes, NAB had regular tax and alternative minimum tax net operating loss carryforwards of approximately $180 million, which will expire beginning in 2001 if not utilized to offset future taxable or alternative minimum taxable income.

(4)      CERTAIN TRANSACTIONS AND RELATED PARTIES

         In November 1991, Emil Nakfoor, a director of NAB, was retained by the Board of Directors on a consulting basis to assist the management of NAB with certain projects. Mr. Nakfoor received $11,250 for his service during the three months ended June 30, 1996 and 1995.

(5)      SUBSEQUENT EVENTS

         INVESTMENT IN MORTGAGE PORTFOLIO SERVICES, INC. New NAB acquired 80 percent of the voting common stock of Mortgage Portfolio Services, Inc. ("MPS") for a purchase price of $300,000 from CPS on July 10, 1996. The remaining common stock of MPS is owned by its management. New NAB also acquired $2.25 million of MPS preferred stock through conversion of debt to equity and contributed approximately $249,000 to the capital of MPS. The MPS preferred stock acquired by New NAB provides for cumulative dividends at a rate of 10% per annum and has a liquidation preference over the MPS common stock equal to the purchase price of the MPS preferred stock plus any accrued and unpaid dividends.

         MPS is a mortgage banking company with headquarters in Dallas that specializes in the purchase, origination and servicing of residential mortgage loans that do not meet traditional secondary market guidelines due to credit or employment history of the borrower, debt-to-income ratios, or the nature of the collateral. MPS began funding mortgages in May and closed $1.35 million in loans through June 30, 1996.

         At June 30, 1996, New NAB had advanced $2,499,000 to MPS in anticipation of acquiring 80% of the voting common stock of MPS, $2,250,000 of preferred stock and making a $249,000 contribution of the paid-in capital of MPS. This advance was made under two interest-bearing notes which were exchanged for the preferred stock and the contribution to paid-in capital on July 10, 1996. An additional $500,000 had been advanced at June 30, 1996 under a $2 million warehouse line of credit provided by New NAB to MPS. This line of credit is secured by mortgage loans held for sale by MPS and bears interest at the prime rate as published in the Wall Street Journal plus 1/2% per year. Availability of this warehouse line is discretionary on the part of New NAB, depending on its cash investment alternatives. MPS has obtained a firm commitment for an additional $10 million warehouse line of credit from Guaranty Federal Bank, FSB.

SUMMARIZED FINANCIAL DATA FOR MPS AT JUNE 30, 1996 AND
FROM MAY 13, 1996 (INCEPTION DATE) THROUGH JUNE 30, 1996
(INCLUDING PRE-INCEPTION COSTS):

         Assets                   $2,817,395
         Liabilities               3,046,763
         Equity                     (229,368)

         Total Revenue                10,185
         Total Expenses              235,100
                                  ----------
         Net Income               $ (224,924)
                                  ==========

         INVESTMENT IN CARS USA, INC. New NAB acquired preferred stock and 80 percent of the voting common stock of CARS USA, Inc. ("CARS") on July 10, 1996 for an aggregate purchase price of $500,000. The CARS preferred stock acquired by New NAB provides for cumulative dividends at a rate of 6 percent per annum and has a liquidation preference over the CARS common stock equal to the purchase price of the CARS preferred stock plus any accrued and unpaid dividends. New NAB also entered into a ten-year $1 million subordinated note agreement with CARS that bears interest at an annual rate of 10 percent. CARS has additional financing available through an $800,000 flooring arrangement for the purchase of used automobiles from CPS.

         CARS is a newly-formed company that will acquire and operate franchised automobile dealerships for both new and used vehicles. CARS will utilize the extensive experience of its executive team in sub-prime automobile lending to serve the dealerships in reaching a broad market of purchasers. On July 31, 1996, CARS completed negotiations for the purchase of its first dealership.

SUMMARIZED FINANCIAL DATA FOR CARS AT JULY 10, 1996
(INCLUDING PRE-INCEPTION COSTS):

         Assets           $1,670,000
         Liabilities       1,120,216
         Equity              550,000

         CARS had not begun operations at July 10, 1996, and therefore there was no revenue received through that date, and the only expenses incurred were organization costs totaling approximately $170,000.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion is intended to assist in understanding of the Company's financial position as of June 30, 1996, and results of operations for the periods April 1 through June 5, 1996 and from June 6 through June 30, 1996 compared to the quarter ended June 30, 1995. To clarify events described herein, separate Management Discussions and Analysis of Financial Condition and Results of Operations for the Company before the merger, that is before June 6, 1996 ("NAB") and for the surviving corporation after the merger ("New NAB") will be presented. The notes to the Company's consolidated financial statements included in this report, the Proxy Statement and Prospectus dated April 23, 1996, as well as the Company's annual Report on Form 10-K for the year ended December 31, 1995 and the notes thereto, should be read in conjunction with this discussion.

NAB

         GENERAL

         NAB collected on or sold the remainder of the assets acquired by NAB from National Asset Bank (a bank in liquidation) (the "Bank") in July 1991 ("Bank Assets") during the period from April 1 through June 5, 1996 such that the assets at June 5, 1995 consisted primarily of cash.

         On June 5, 1996, NAB consummated the merger of CPS Sub with and into NAB, after approval at the annual meeting of shareholders of NAB held June 5, 1996. Under the terms of the merger, (i) each outstanding share of NAB's Common Stock was converted into the right to receive .75 of a share of common stock of New NAB ("New Common Stock"); $3.64 per share in cash, and a unit in the liquidating trust (discussed below); and (ii) each outstanding share of CPS Sub common stock was converted into 1,934.706 shares of New Common Stock. The shares of New Common Stock issued to NAB's shareholders represent 62% of the outstanding shares of New Common Stock and the shares to be issued to CPS represent 38% of the outstanding shares.

         CPS Sub was a newly formed entity that had $4 million in cash and no liabilities as of the date of the merger so that New NAB was initially capitalized with $7.5 million in cash (plus $118,000 necessary to satisfy certain retained liabilities) and is no longer subject to the various restrictions previously existing in NAB's articles of incorporation that limited its operations.

         LIQUIDATING TRUST. Immediately prior to the merger, all of NAB's remaining net non-cash assets plus $2,979,000 cash were transferred to a liquidating trust for the benefit of shareholders of NAB as of the effective time of the merger. The objective of the trust is to liquidate or otherwise realize on those assets within one year. The assets transferred primarily consisted of one large loan, the guarantor of which is currently in bankruptcy, and four larger pieces of undeveloped real estate in Texas and Louisiana which together have a book value of approximately $4.1 million. In addition, certain liabilities totaling $443,000 were transferred to the trust. The liquidating trust had net assets at June 5, 1996 of $6,627,000 or $1.57 per share of NAB common stock. The interests in the liquidating trust are non-transferable and no distributions are expected to be made therefrom until after December 31, 1996.

         PARTNERSHIP SALE. Immediately prior to the merger and the transfer of assets to the liquidating trust, pursuant to the Partnership Sale Agreement dated February 7, 1996 by and among NAB, certain of its subsidiaries and the Purchaser, NAB transferred on June 5, 1996, for $1,538,000 subject to adjustment, its general partner interest in four limited partnerships and certain tangible assets used in the collection of loans. The partnerships held an aggregate of $19,300,000 in non-performing or other loans and $5,700,000 in real estate as of December 31, 1995. The partnership interests ranged from 2% to 20% and provided NAB with the right to receive 20% of distributions from the partnerships once certain payouts were received by the limited partners. The Purchaser assumed NAB's obligations with respect to managing the partnerships and with respect to the bonus pools established by NAB related to each partnership for the benefit of employees of NAB.

         The partnership sale was consummated immediately prior to the effective time of the merger and the proceeds from the sale were included in NAB's cash and cash equivalents available for distribution to shareholders of NAB. NAB recognized a gain of $1,066,000 from the sale of this partnership interest.

         RESULTS OF OPERATIONS

         Results of operations for the period April 1 to June 5, 1996 reflected the continued sale and disposition of the Bank Assets and the management and collection of loans and related assets of new partnerships created by NAB during 1992, 1993, and 1994.

         For the period April 1 to June 5, 1996, NAB reported net income of $2,576,000 or $.61 per share, compared to net income of $369,000, or $.09 per share, for the three months ended June 30, 1995. Operating income for the period April 1 to June 5, 1996, was $3,271,000 and other income, consisting of interest on GNMA and Freddie Mac whole pool obligations and the loss on the sale of such securities, was $77,000. Operating income for the three months ended June 30, 1995, was $973,000 and other income was $235,000. Operating income for the period April 1 to June 5, 1996 consisted primarily of $284,000 in management fees, $1,883,000 gain on sale of assets, and $1,066,000 from gain on sale of partnership interests, compared to $563,000, $345,000, and zero, respectively, for the three months ended June 30, 1995.

         Gain on sale of assets for the period April 1 to June 5, 1996 was $1,883,000 and was primarily attributable to the settlement of one in-substance foreclosed loan, the guarantor of which is currently in bankruptcy, and the sale of two parcels of real estate. NAB recorded a gain of $1,791,500 from the settlement of the in-substance foreclosed loan after receiving $2,462,500 and a loan with a book value of $454,000. The gain on sale of assets for the three months ended June 30, 1995, was $345,000 and was primarily attributable to the settlement of two of NAB's larger loans having a combined book value at the time of settlement of approximately $7.3 million.

         Interest income for the period April 1 to June 5, 1996 was $3,000, compared to $86,000 for the three months ended June 30, 1995. The decline in interest income for the 1996 period as compared to the three months ended June 30, 1995 is attributable to the final settlement of NAB's largest loan, secured by a hotel in Austin, Texas and the settlement of two smaller loans during 1995.

         During the period April 1 to June 5, 1996, NAB recorded $284,000 in management fees, compared to $563,000 for the three months ended June 30, 1995. Management fees, charged on a basis of cost plus 10%, were received for managing certain loans in limited partnerships in which subsidiaries of NAB had an investment and acted as the general partner. These partnership interests were sold on June 5, 1995, as described above. The decrease in management fees was attributable to decreased activity in the partnerships in anticipation of the sale.

         Collections on loans and loans classified as in-substance foreclosures by NAB for the period April 1 to June 5, 1996, were approximately $2,490,000, of which $746,000 was applied against the book value of the loans and loans classified as in-substance foreclosures, $3,000 was interest income collected on performing loans, $1,740,000 was collected in excess of the book value of the assets sold and $1,000 was collected from operating assets. Collections on loans and loans classified as in-substance foreclosures by NAB for three months ended June 30, 1995, were approximately $689,000, of which $552,000 was applied against the book value of the loans and loans classified as in-substance foreclosures, $99,000 was interest income collected on performing loans, $29,000 was collected in excess of the book value of the assets sold and $9,000 was collected from operating assets. During the period April 1 to June 5, 1996, NAB completed a settlement of its largest in- substance foreclosed loan which had a book value of $1,125,000. The terms of the settlement included the receipt by NAB of approximately $2,462,000 and a loan with a book value of $454,000. The remaining loans and in-substance foreclosed loans with a book value of approximately $583,000 were transferred to the NAB Liquidating Trust, pursuant to the Plan and Agreement of Merger dated February 7, 1996, that was approved by the shareholders on June 5, 1996.

         Collections on real estate and other repossessed assets for the period April 1 to June 5, 1996 were approximately $595,000, of which $450,000 was applied against the book value of real estate, $143,000 was collected in excess of the book value of the assets sold and $2,000 was collected from operating assets. Collections on real estate and other repossessed assets for the three months ended June 30, 1995 were approximately $686,000, of which $361,000 was applied against the book value of real estate, $316,000 was collected in excess of the book value of the assets sold and $9,000 was collected from operating assets. The collections on real estate and other repossessed assets during the period April 1 to June 5, 1996 were primarily attributable to the sale of two parcels of real estate. The remaining real estate and other repossessed assets with a book value of approximately $3,514,000 were transferred to the NAB Liquidating Trust, pursuant to the Plan and Agreement of Merger dated February 7, 1996, that was approved by the shareholders on June 5, 1996.

         Direct operating expenses of NAB for the period April 1 to June 5, 1996 were approximately $58,000, compared to $46,000 for the three months ended June 30, 1995. The increase in operating expenses reflects activity related to the settlements and dispositions referred to above.

         General and administrative expenses for the period April 1 to June 5, 1996 were approximately $747,000 compared to $839,000 for the three months ended June 30, 1995. The decrease in general and administrative expenses is primarily attributable to a decrease in employee salaries and benefits of $243,000 offset by NAB liquidating trust expenses of $173,000.

         Included in general and administrative expenses for the period April 1 to June 5, 1996, was approximately $258,000 in employee expenses, relating to services provided to NAB's partnership interests that were reimbursed through the payment of management fees compared to $511,000 for the three months ended June 30, 1995. The decrease in employee expenses relating to services provided to NAB's partnership interests is attributable to reduced employee and overhead costs charged to the partnerships and to staff reductions in anticipation of the merger with CPS Sub and sale of NAB's general partner interests in the partnerships prior to the merger.

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 5, 1996, NAB had approximately $3,618,000 in cash and equivalents and no investments in whole pool GNMA and Freddie Mac obligations (mortgage-backed securities). Such amounts represented an increase in cash and cash equivalents of $2,657,000 from December 31, 1995 and a decrease in GNMA and Freddie MAC obligations of $14,997,000. NAB liquidated its GNMA and Freddie Mac holdings during this period April 1 to June 5, 1996 at a loss of approximately $125,000. At June 5, 1996 and December 31, 1995, NAB had no outstanding borrowings.

         As noted above, on June 5, 1996, NAB consummated the merger of CPS Sub with and into NAB. Under the terms of the merger, the shareholders of NAB received on a pro rata basis (i) an amount of cash equal to $15,320,000 or $3.64 per share, (ii) an undivided interest in a liquidating trust into which the assets of NAB not converted into cash prior to the merger were transferred for liquidation (with a book value of $1.57 per share) and (iii) 62% of the outstanding shares of New NAB, which had at the time of the merger a new asset value of approximately $7.5 million ($1.10 book value per share, based on 62% ownership distributed among the NAB shares outstanding of 4,208,835).

         NAB also entered into an agreement to sell NAB's general partner interests in certain limited partnerships, together with certain tangible assets used in the collection of loans, to its former management for approximately $1,568,000, subject to adjustment, which resulted in a gain of $1,066,000. The proceeds from this sale were included in the cash distribution to shareholders in connection with the merger, which totaled $15,320,000 for the 4,208,835 shares of Common Stock of NAB ($3.64 per share).

         From July 17, 1991 (inception) through June 5, 1996 NAB made cash distributions with respect to the Common Stock aggregating $5.00 per share, excluding the merger transaction discussed herein.

NEW NAB

         GENERAL

         New NAB began its operations on June 6, 1996 after the consummation of the merger of CPS Sub with and into NAB. Under the terms of the merger, which is described above, New NAB was initially capitalized with approximately $7.5 million in cash and approximately $118,000 to cover certain existing liabilities of NAB, as well as $24,000 in various prepaid expenses.

         In connection with the merger, the board of directors of NAB was reconstituted to consist of Charles E. Bradley, Sr., Michael W. Caton, Charles
E. Bradley, Jr., Emil A. Nakfoor and Robert A. Bettigole. Charles E. Bradley, Sr. will serve as Chairman and Chief Executive Officer and Michael W. Caton will serve as President and Chief Operating Officer.

         Charles E. Bradley, Sr. has been the Chairman of the Board of CPS, a publicly-held, nationwide sub-prime auto lender, since its formation in March, 1991. Mr. Bradley was a founder of Stanwich Partners, Inc., a Connecticut investment firm which acquires controlling interests in companies in conjunction with the existing operating management of such companies, and has been President and director of Reunion Industries, Inc., a publicly held company which manufactures precision plastic products and provides engineered plastics services. Mr. Bradley is also currently a director of DeVlieg-Bullard, Inc., Chatwins Group, Inc., Texon Energy Corp., General Housewares Corp., Zydeco Exploration, Inc., Sanitas, Inc., and Triangle Corporation, all of which are publicly-held corporations or are required to file periodic reports under Section 13 or 15(d) of the Securities Exchange Act of 1934.

         Michael W. Caton has twenty-eight years of experience in banking and finance, and was the organizing founder of Crescent Bank and Trust Company, where he was the President and Chief Executive Officer from its inception in 1988 through 1995. He previously served as President and CEO of Timberbank, a registered investment advisory firm, and held senior executive positions at First National Bank of Atlanta and Security Pacific National Bank.

         At December 31, 1995, NAB had regular tax and alternative minimum tax net operating loss carryforwards ("NOLs") of approximately $180 million, which will expire beginning in 2001 if not utilized to offset future taxable or alternative minimum taxable income. These NOLs, to the extent of the balance remaining at the time of the merger, can be used under certain circumstances by New NAB to offset future income tax liabilities. In an effort to protect these NOLs, the Restated Articles of Incorporation of New NAB impose a transfer restriction on the New Common Stock that, generally, restricts the ability of a person or entity to accumulate 5% or more of the outstanding shares of common stock of New NAB so as to prevent the occurrence of an ownership change under the Federal income tax laws (Section 382 of the Internal Revenue Code of 1986, as amended). Pursuant to Section 382, changes in the direct or indirect ownership of corporations having tax losses can result in the application of limitations on the use of such losses. The transfer restriction does not prevent the acquisition of New Common Stock directly from New NAB. It is the intention of New NAB's reconstituted Board of Directors that New NAB will seek to identify opportunities for the investment of its available funds so as to maximize the return to shareholders from such cash and New NAB's significant NOLs.

         New NAB will seek to acquire businesses that are consistent with the core business of CPS, its major shareholder, in automobile financing and loan servicing. Several such alternatives have been considered by the New NAB Board of Directors and pursued by New NAB. Two such investments were selected, reviewed and approved during the second quarter of 1996: Mortgage Portfolio Services, Inc. and CARS USA, both of which are considered by management to represent excellent opportunities for New NAB to develop business units that are focused on consumer needs for housing, automobiles, and related financial services.

         1.      INVESTMENT IN MORTGAGE PORTFOLIO SERVICES, INC.

         Mortgage Portfolio Services, Inc. ("MPS") is a mortgage banking company based in Dallas, Texas that specializes in the purchase, origination and servicing of residential mortgage loans that do not meet traditional secondary market guidelines due to credit or employment history of the borrower, debt-to-income ratios, or the nature or the collateral. MPS began funding mortgages in May and has closed $1.35 million in loans through June 30, 1996. The president of MPS has fifteen years experience as the president of two mortgage banking companies, with twenty-five years in the industry.

         New NAB acquired 80 percent of the voting common stock of MPS from CPS for a purchase price of $300,000 on July 10, 1996. The remaining common stock of MPS is owned by its management. New NAB also acquired $2.25 million of MPS preferred stock through conversion of debt to equity and contributed approximately $249,000 to the capital of MPS. The MPS preferred stock acquired by New NAB provides for cumulative dividends at a rate of 10% per annum and has a liquidation preference over the MPS common stock equal to the purchase price of the MPS preferred stock plus any accrued and unpaid dividends.

         New NAB also entered into an agreement to fund MPS loan originations through a $2,000,000 line of credit secured by mortgage loans held for sale by MPS, bearing interest at the prime rate as published in the Wall Street Journal plus 1/2% per year. There were $500,000 of funds advanced to MPS under this line of credit at June 30, 1995. Availability of this warehouse line is discretionary on the part of New NAB, depending on its cash investment alternatives. MPS has obtained a firm commitment for an additional $10 million warehouse line of credit from Guaranty Federal Bank, FSB.

         2.  INVESTMENT IN CARS USA, INC.

         New NAB also acquired preferred stock and 80 percent of the voting common stock of CARS USA, Inc. ("CARS") for an aggregate purchase price of $500,000 on July 10, 1996. The CARS preferred stock acquired by New NAB for $400,000 provides for cumulative dividends at a rate of 6 percent per annum and has a liquidation preference over the CARS common stock equal to the purchase price of the CARS preferred stock plus any accrued and unpaid dividends. New NAB also entered into an agreement to loan CARS $1 million in the form of a ten-year subordinated note that bears interest at an annual rate of 10 percent.

         CARS is a newly formed company that will acquire and operate franchised automobile dealerships for both new and used vehicles. CARS will utilize the extensive experience of its executive team in sub-prime automobile lending to serve the dealerships in reaching a broad market or purchasers. On July 31, 1996, CARS completed negotiations for the purchase of its first dealership, which it began operating at the end of July, 1996.

         Although it is the current intention of management and the Board that New NAB pursue new opportunities in the financial services sector, there can be no assurance as to the type of transaction that may be pursued, the timing of any such transactions or the potential profitability of any such transactions. The activities of New NAB are significantly different from those of NAB, and therefore the results of operations of New NAB will not be comparable to the results of operations of NAB for periods prior to the merger.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1996, New NAB had approximately $4.5 million in cash and cash equivalents. As discussed above, New NAB was initially capitalized with $7.5 million in cash (plus $118,000 necessary to satisfy certain retained liabilities).

         As of June 30, 1996, New NAB had advanced $2,499,000 to MPS in anticipation of acquiring 80% of the voting common stock of MPS, $2,250,000 of preferred stock and making a $249,000 contribution to the paid-in capital of MPS. This advance was made under an interest-bearing note which was exchanged for the preferred stock and the contribution to paid-in capital on July 10, 1996.

         New NAB also entered into an agreement to fund MPS loan originations through a $2,000,000 line of credit secured by mortgage loans held for sale by MPS, bearing interest at the prime rate as published in the Wall Street Journal plus 1/2% per year. There was $500,000 outstanding under this line of credit at June 30, 1996. Availability of this warehouse line is discretionary on the part of New NAB, depending on its cash investment alternatives. As of the end of July, 1996, MPS had obtained a firm commitment for an additional $10 million warehouse line of credit from Guaranty Federal Bank, FSB.

         On July 10, 1996, New NAB invested $100,000 in the common stock and $400,000 in preferred stock of CARS. Also on July 10, 1996, New NAB advanced $1,000,000 to CARS under a ten-year subordinated note agreement being interest at an annual rate of 10 percent. New NAB does not intend to advance additional funds, in excess of the total $1.5 million investment, to CARS.

         As of July 26, 1996, New NAB had approximately $2.9 million in liquid assets invested primarily in short-term interest bearing deposits. New NAB will seek to establish or acquire new business, which opportunities may require additional financing through the issuance of debt or equity. Because of the limitations imposed on New NAB with respect to the amount of stock that may be transferred without triggering a change of control that would limit its ability to fully utilize its NOLs (discussed further above), it is likely that such financing would be in the form of either debt or non-convertible preferred stock. Such financing might also be effected through equity issuance by subsidiaries to be formed by New NAB or through joint ventures and special purpose entities. There can be no assurance that such financings will be completed.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits

         (b)     Reports on Form 8-K

                          On June 20, 1996, New NAB filed a Current Report on
                 Form 8-K, reporting under Item 2 the completion of the merger with CPS Sub on June 5, 1996.

         (c)     Exhibit 27 -- Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 9, 1996

                                    NAB ASSET CORPORATION

                                    By: /s/ CHARLES BRADLEY, SR.
                                        ----------------------------------
                                        Charles Bradley, Sr.
                                        Chairman and Chief
                                        Executive Officer


                                    By: /s/ MICHAEL W. CATON
                                        ----------------------------------
                                        Michael W. Caton
                                        President and Chief
                                        Operating Officer
                                        (Principal Financial Officer)