Form 10-Q
period 1996-09-30
NAB ASSET CORP
filed 1996-11-14
CIK 873458

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, DC 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 1996

[_]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from           to
                                                        -----------   ----------
Commission file number 0-19391



                             NAB ASSET CORPORATION
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Texas                                   76-0332956
-------------------------------------         ----------------------------------
        (State of Incorporation)                       (I.R.S. Employer
                                                   Identification Number)

19200 Von Karman Ave., Ste. 950,
          Irvine, CA                                         92612
-------------------------------------         ----------------------------------
(Address of principal executive offices)                   (Zip code)

      Registrant's telephone number, including area code:  (714) 475-4444



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

As of September 30, 1996, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

Part I--Financial Information.

Item 1. Financial Statements


                    NAB ASSET CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996

     On June 5, 1996, the Company completed a merger with and into CPS Investing Corp. ("CPS Sub"), a wholly-owned subsidiary of Consumer Portfolio Services, Inc. ("CPS"). In the merger, the shareholders of the Company ("NAB") received on a pro rata basis (i) an aggregate cash distribution of $15.3 million ($3.64 per share), (ii) an undivided interest in a liquidating trust which holds $3.0 million in cash and all of the net non-cash assets of NAB (having a net book value of approximately $3.7 million as of June 5, 1996), and (iii) 62% of the outstanding shares of the new combined company ("New NAB"), which had a net asset value of $7.6 million as of the merger date. The merger was approved at a special meeting of the shareholders held on June 5, 1996. This transaction is being accounted for by New NAB as a reclassification and distribution with respect to the common stock followed by the issuance of the new common stock to the CPS Sub. As a result, no gain or loss was recognized by NAB in the merger. This transaction is discussed in further detail in Item 2 of this report.
     For the purposes of clarity in this report, financial information has been presented separately for NAB and New NAB, with balances shown at September 30, 1996 for New NAB and September 30, 1995 for Old NAB and activity for the three months ended September 30, 1996 for new NAB and the three months ended September 30, 1995 for Old NAB.

                             NAB ASSET CORPORATION
                               AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)
                                  (UNAUDITED)

                                                                          New NAB               NAB
                                                                       September 30,          June 5,                  NAB
                                                                           1996                1996                December 31,
                          Assets                                        (unaudited)         (unaudited)               1995
                          ------                                       -------------       -------------          -------------
Cash in banks                                                          $       5,141       $       3,615          $         202
Interest-bearing demand deposits                                                  -                   3                      -
U.S. treasury bills                                                               -                   -                   1,759
                                                                       -------------       -------------          -------------
  Totals cash and cash equivalents                                             5,141               3,618                  1,961

Investments in mortgage-backed
  securities, available-for-sale                                                  -                   -                  14,997
Accounts receivable                                                            1,540
Inventory-automobiles                                                          3,063
Mortgage loans held for sale                                                   2,796
Loans                                                                             -                   -                     130
Loans classified as in-substance foreclosures                                      -                   -                  1,201
Real estate                                                                       -                   -                   3,183
Investment in limited partnership (note 2)                                        -                   -                     724
Property and equipment, net                                                      294
Cost in excess of net assets acquired                                            529
Other assets                                                                   1,034                  24                    524
                                                                       -------------       -------------          -------------
  Total assets                                                         $      14,397       $       3,642          $      22,720
                                                                       =============       =============          =============

             Liabilities and Shareholders' Equity
             ------------------------------------

Liabilities:
Accrued ad valorem taxes                                                          -                   -                      24
Accrued legal and professional fees                                               -                   -                      78
Accrued merger related expenses                                                   -                   -                     500
Notes payable-automobile flooring line of credit                               2,977
NOtes payable-mortgage warehouse line of credit                                3,544
Other accounts payable and accrued expenses                                      791                 118                    142
                                                                       -------------       -------------          -------------
  Total liabilities                                                            7,312                 118                    744
                                                                       -------------       -------------          -------------

Minority interest                                                                 25

Shareholders' equity (note 1):
Common stock of Old NAB: $.01 par value; 20,000,000 authorized shares; 4,208,835 shares issued and outstanding at June 5, 1996
  and December 31, 1995                                                                               42                     42
Commons stock of NEW NAB: $.10 par value, 30,000,000 authorized
  shares, 5,091,300 issued and outstanding at September 30, 1996                 509
Additional paid-in capital                                                     7,217               3,684                 25,567
Accumulated deficit                                                             (666)               (202)                (3,699)
Unrealized gains on securities
  available-for-sale                                                              -                   -                      70
Unearned compensation                                                             -                   -                     (34)
                                                                       -------------       -------------          -------------
  Total shareholders' equity                                                   7,060               3,524                 21,976
                                                                       -------------       -------------          -------------
   Total liabilities and shareholders' equity                           $     14,397       $       3,642          $      22,720
                                                                       =============       =============          =============
Book value per share                                                   $        1.39       $        0.84          $        5.22
                                                                       =============       =============          =============
Weighted average number of common and common
  equivalent shares                                                        5,091,300           4,208,835              4,208,835
                                                                       =============       =============          =============

         See accompanying notes to consolidated financial statements.

                             NAB ASSETS CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                 AND THE THREE MONTHS ENDED SEPTEMBER 30, 1995
                    (in thousands, except per share data)

                                                                             New NAB
                                                                          For the Three                    NAB
                                                                          Months Ended              Three Months Ended
                                                                       September 30, 1996           September 30 ,1995
                                                                       ------------------           ------------------
Operating revenues:
 Sales of automobiles                                                    $          2,193
  Less: Cost of automobiles sold                                                   (1,794)
                                                                       ------------------
 Gross profit on sale of automobiles                                                  399
 Gain on sale of loans                                                                338
 Loan fees                                                                             70
 Gain on sale of assets                                                                -            $              117
 Income from operating assets                                                          -                             8
 Interest income on loans                                                              73                           33
 Management fees                                                                       -                           537
 Equity in limited partnerships                                                        -                           409
                                                                       ------------------           ------------------
 Total operating revenues                                                             880                        1,104
                                                                       ------------------           ------------------

Direct operating expenses:
 Loan collection expenses                                                              -                             3
 Interest expense                                                                      26
 Real estate and other repossessed
  assets expenses:
   Ad valorem taxes                                                                    -                            30
   Operating expenses                                                                  -                            16
                                                                       ------------------           ------------------
    Total direct operating expenses                                                    26                           49
                                                                       ------------------           ------------------
   Operating income                                                                   854                        1,055
Provision for losses                                                                   31                            -
                                                                       ------------------           ------------------
   Operating income after
    provision for losses                                                              823                        1,055
                                                                       ------------------           ------------------

Other income:
 Interest income on interest-bearing
  deposits and mortgage-backed securities                                              -                           252
 Loss on sale of mortgage-backed securities                                            -                            -
                                                                       ------------------           ------------------
  Total other income                                                                   -                           252
                                                                       ------------------           ------------------

General and administrative expenses:
 Employee salaries and benefits                                                       886                          683
 Occupancy expense                                                                     19                           30
 Directors fees                                                                        15                           12
 Legal and accounting fees                                                             21                           39
 Insurance expense                                                                     24                           55
 Stock transfer and registrar fees                                                     10                            8
 NAB liquidating trust expense                                                         -                            -
 Other expenses                                                                       274                          140
                                                                       ------------------           ------------------
  Total general and
   administrative expenses                                                          1,249                          967
                                                                       ------------------           ------------------
Net income (loss)                                                      $             (426)          $              340
                                                                       ==================           ==================
Net income (loss) per share                                            $             (.08)          $             0.08
                                                                       ==================           ==================
Weighted average number of common
 and common equivalent shares outstanding                                       5,091,300                    4,208,835
                                                                       ==================            =================

         See accompanying notes to consolidated financial statements.

                             NAB ASSET CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE PERIODS JUNE 6, 1996 THROUGH SEPTEMBER 30, 1996, JANUARY 1, 1996 THROUGH
                                 JUNE 5, 1996
                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                     (in thousands, except per share data)
                                  (UNAUDITED)


                                                            New NAB                         NAB
                                                         For the Period             For the Period                 NAB
                                                          June 6, 1996              January 1, 1996           Nine Months Ended
                                                     Through Sept. 30, 1996       Through June 5, 1996        September 30, 1996
                                                     ----------------------       --------------------        ------------------
Operating revenues:
 Sales of automobiles                                  $            2,193
  Less: Cost of automobiles sold                                   (1,794)
                                                       ------------------
 Gross profit on sale of automobiles                                  399
 Gain on sale of loans                                                338
 Loan fees                                                             70
 Gain on sale of assets                                                -            $          1,907            $          1,272
 Income form operating assets                                          -                          12                          41
 Revenue from increase in carrying value                               -
  of account receivable                                                -                         780                          -
 Interest income on loans                                              83                          8                         372
 Management fees                                                       -                         759                       1,654
 Gain on sale of general partner's interest
  in limited partnerships                                              -                       1,066                          -
 Equity in limited partnerships                                        -                         128                         426
                                                       ------------------           ----------------            ----------------
  Total operating revenues                                            890                      4,660                       3,765
                                                       ------------------           ----------------            ----------------

Direct operating expenses:
 Loan collection expenses                                              -                          52                           4
 Interest expense                                                      26
 Real estate and other repossessed
  asset expenses:
   Ad valorem taxes                                                    -                          32                          98
  Operating expenses                                                   -                           3                          34
                                                       ------------------           ----------------            ----------------
   Total direct operating expenses                                     26                         87                         136
                                                       ------------------           ----------------            ----------------
  Operating income                                                    864                      4,573                       3,629

Provisions for losses                                                  31                         25                          -
                                                       ------------------           ----------------            ----------------

  Operating income after
   provision for losses                                               833                      4,548                       3,629
                                                       ------------------           ----------------            ----------------

Other income:
 Interest income on interest-bearing
  deposits and mortgage-backed securities                              -                         498                         675
 Loss on sale of mortgage-backed securities                            -                        (125)                         -
                                                       ------------------           ----------------            ----------------
  Total other income                                                   -                         373                         675

                                                       ------------------           ----------------            ----------------
General and administrative expenses:
 Employee salaries and benefits                                       913                        802                       1,702
 Occupancy expense                                                     32                         65                          89
 Directors fees                                                        15                         20                          37
 Legal and accounting fees                                             21                         44                         157
 Insurance expense                                                     24                        121                         158
 Stock transfer and register fees                                      10                         13                          27
 Interest expense                                                                                 -                           98
 NAB liquidating trust expense                                         -                         173                          -
 Other expenses                                                       282                        216                         415
                                                       ------------------           ----------------            ----------------
   Total general and
     administrative expenses                           $            1,297           $          1,454            $          2,683
                                                       ------------------           ----------------            ----------------
Net income (loss)                                      $             (464)          $          3,467            $          1,621
                                                       ==================           ================            ================
Net income (loss) per share                            $            (0.09)          $           0.82            $           0.39
                                                       ==================           ================            ================
Weighted average number of common
 and common equivalent shares outstanding                       5,091,300                  4,208,835                   4,208,835
                                                       ==================           ================            ================

         See accompanying notes to consolidated financial statements.


                             NAB ASSET CORPORATION
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE PERIOD JUNE 6, 1996 THROUGH SEPTEMBER 30, 1996 AND
                     THE THREE MONTHS ENDED SEPTEMBER 30,
       1995 AND FOR THE PERIOD JANUARY 1, 1996 THROUGH JUNE 5, 1996 AND
                   THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                      (in thousands, except share data)
                                  (UNAUDITED)

                                                                                             Unrealized
                                                                                            Gains (Losses)
                                                               Additional                   on Securities
                                             Common Stock       Paid-in      Accumulate     Available-for-  Unearned
                                          Shares     Amount     Capital       Deficit           Sale       Compensation     Total
                                       ---------------------   ----------    ----------     -------------  ------------    --------
Balance, December 31, 1994              4,208,835         42       25,567        (3,213)             (520)          (97)     21,779
Amortization of unearned compensation           -          -            -             -                 -            16          16
Unrealized gains on securities
  available-for-sale                            -          -            -             -               179             -         179
Net income                                      -          -            -           912                 -             -         912
                                       ----------   --------   ----------    ----------     -------------  ------------     -------
Balance, March 31, 1995                 4,208,835         42       25,567        (2,301)             (341)          (81)     22,886
                                       ----------   --------   ----------    ----------     -------------  ------------     -------

Amortization of unearned compensation           -          -            -             -                 -            16          16
Unrealized gains on securities
  available-for-sale                            -          -            -             -               364             -         364
Net income                                      -          -            -           369                 -             -         369
                                       ----------   --------   ----------    ----------     -------------  ------------     -------
Balance, June 30, 1995                  4,208,835         42       25,567        (1,932)               23           (65)     23,635
                                       ----------   --------   ----------    ----------     -------------  ------------     -------

Amortization of unearned compensation           -          -            -             -                 -            31          31
Unrealized gains on securities
  available-for-sale                            -          -            -             -                47             -          47
Net income                                      -          -            -        (1,737)                -             -      (1,737)
                                       ----------   --------   ----------    ----------     -------------  ------------     -------
Balance, December 31, 1995              4,208,835         42       25,567        (3,669)               70           (34)     21,967
                                       ----------   --------   ----------    ----------     -------------  ------------     -------

Amortization of unearned compensation           -          -            -             -                 -            15          15
Unrealized loss on securities
  available-for-sale                            -          -            -             -              (116)            -        (116)
Net income                                      -          -            -           891                 -             -         891
                                       ----------   --------   ----------    ----------     -------------  ------------     -------
Balance, March 31, 1996                 4,208,835         42       25,567        (2,778)              (46)          (19)     22,766
                                       ----------   --------   ----------    ----------     -------------  ------------     -------
Amortization of unearned compensation           -          -            -             -                 -            19          19
Unrealized gains on securities
  available-for-sale                            -          -            -             -                46             -          46
Refund of small shareholder program             -          -           22             -                 -             -          22
Transfer to NAB liquidating trust               -          -       (6,585)            -                 -             -      (6,585)
Distributions                                   -          -      (15,320)            -                 -             -     (15,320)
Net income                                      -          -            -         2,576                 -             -       2,576
                                       ----------   --------   ----------    ----------     -------------  ------------     -------
Balance, June 5, 1996                   4,208,835         42        3,684          (202)                -  $          -     $ 3,524
                                       ----------   --------   ----------    ----------     -------------  ------------     -------
Surrender of Old Stock in Merger
  (Note 1)                             (4,208,835)       (42)          42             -                 -                         -
Issuance of New Stock in Merger-
  62% to Shareholders of Old NAB
  (Note 1)                              3,156,594        316         (316)            -                 -                        (0)
Contribution of Capital by CPS
  in Merger 38% of Common Stock                                                                                                   -
  to CPS (Note 1)                       1,934,706        193        3,807                               -                     4,000
Net Loss                                        -          -            -          (464)                -             -        (464)
                                       ----------   --------   ----------    ----------     -------------  ------------     -------
Balance, September 30, 1996             5,091,300        509        7,217          (666)                -             -     $ 7,060
                                       ==========   ========   ==========    ==========     =============  ============     =======

        See accompanying notes to consolidated financial statements.

                             NAB ASSET CORPORATION
                               AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE PERIODS JANUARY 1, 1996 THROUGH JUNE 5, 1996 THROUGH SEPTEMBER 30,1996
                 AND THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                              New NAB              Old NAB             Old NAB
                                                          For the Period        For the Period       Nine Months
                                                           June 6, 1996-       January 1, 1996-         Ended
                                                           Sept 30, 1996         June 5, 1996       Sept 30, 1995
                                                         ----------------      ----------------   ----------------
Cash flows from (used by) operating activities:
 Net income (loss)                                       $           (464)     $          3,467   $          1,621
  Adjustments to reconcile net income to
   net cash from (used by) operating activities:
    Provision for losses                                               31                    25                  -
    Depreciation and amortization                                      65                    75                122
    Minority interest                                                  25                     -                  -
    Increase in carrying value of account receivable                    -                  (780)                 -
    Equity in limited partnerships                                      -                  (128)              (426)
    Net (increase) decrease in other assets                          (681)                  364               (164)
    Net (increase) decrease in accounts receivable                 (1,500)                    -                  -
    Net increase (decrease) in accounts payable
     and accrued expenses                                             481                  (133)                20
                                                         ----------------      ----------------   ----------------
      Net cash from (used by) operating activities                 (2,043)                2,890              1,173
                                                         ----------------      ----------------   ----------------
Cash flows from (used by) investing activities:
 Originations of mortgage loans held for sale                      (8,515)                    -                  -
 Sales of mortgage loans held for sale                              7,081                     -                  -
 Collections applied against loan balances                              -                   748              8,429
 Collections applied against real estate and
  other repossessed asset balances                                      -                   450                361
 Purchases of mortgage-backed securities                                -                     -             (3,735)
 Principal repayment of mortgage-backed securities                      -                   661                757
 Loan to Mortgage Portfolio Services (note 5)                      (2,999)                    -                  -
 Proceeds from sale of mortgage-backed securities                       -                14,265                  -
 Proceeds from sale of general partners interest
  in limited partnerships                                               -                   404              1,483
 Distributions received from investment in
  limited partnerships                                                  -                   448                  -
 Investment in limited partnerships                                     -                     -               (193)
 Net purchases of vehicle inventory                                (3,063)                    -                  -
 Proceeds from the sale of fixed assets                                 -                    68                  -
 Purchases of fixed assets                                           (144)                    -                  -
 Acquisition of businesses, net of cash acquired                      685                     -                  -
 Advances on loans                                                      -                     -                (48)
                                                         ----------------      ----------------   ----------------
      Net cash from (used by) investing activities                 (6,955)               17,044              7,054
                                                         ----------------      ----------------   ----------------
Cash flows from (used by) financing activities:
 Contribution of capital by CPS in merger                           4,000                     -                  -
 Liquidating distribution                                               -               (15,320)                 -
 Payment to liquidating trust                                           -                (2,979)                 -
 Refund of small shareholder program                                    -                    22                  -
 Net borrowings under warehouse line of credit                      3,544                     -                  -
 Net borrowings under flooring line of credit                       2,977                     -                  -
 Proceeds from short-term borrowings                                    -                     -              2,137
 Repayment of short-term borrowing                                      -                     -             (8,824)
                                                         ----------------      ----------------   ----------------
      Net cash (used by) financing activities                      10,521               (18,277)            (6,687)
                                                         ----------------      ----------------   ----------------

Net increase (decrease) in cash and cash equivalents                1,523                 1,657              1,540
Cash and cash equivalents at beginning of period                    3,618                 1,961                125
                                                         ----------------      ----------------   ----------------
Cash and cash equivalents at end of period               $          5,141      $          3,618   $          1,665
                                                         ================      ================   ================
Supplemental Disclosure of
 Noncash investing activities:
  Conversion of loan to MPS to equity in MPS             $          2,499      $              -   $              -
                                                         ================      ================   ================
Supplemental Disclosure of
 Noncash collection activities:
  Cash paid for interest                                 $             26      $              -   $             98
                                                         ================      ================   ================

  Transfer to liquidating trust:
   Loans                                                 $              -      $            129                  -
   In-substance foreclosed loans                                        -                   454                  -
   Real estate                                                          -                 2,733                  -
   Other assets                                                         -                   781                  -
   Other liabilities                                                    -                  (493)                 -
                                                         ----------------      ----------------   ----------------
Net Noncash Transfers to Liquidating Trust               $              -      $          3,604   $              -
                                                         ================      ================   ================

         See accompanying notes to consolidated financial statements.

                    NAB ASSET CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE PERIOD JULY 1, 1996 THROUGH SEPTEMBER 30, 1996
                                  (UNAUDITED)


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


     On June 5, 1996, pursuant to a Plan and Agreement of Merger dated February 7, 1996, CPS Investing Corp. ("CPS Sub"), a wholly owned subsidiary of Consumer Portfolio Services, Inc. ("CPS") was merged with and into NAB. In the merger, the shareholders of NAB received on a pro rata basis (i) an aggregate cash distribution of $15.3 million ($3.64 per share), (ii) an undivided interest in a liquidating trust, and (iii) 62% of the outstanding shares of common stock, $.10 par value (the "New Common Stock") of the new combined company ("New NAB") which had a net asset value of $7.5 million as of the merger date. The merger was approved at a special meeting of the shareholders held on June 5, 1996. The liquidating trust received $2.4 million in cash, subject to certain contingencies, and all of the non-cash assets of NAB. This transaction is being accounted for by New NAB as a reclassification and distribution with respect to the Common Stock followed by the issuance of the New Common Stock to CPS. As a result, no gain or loss was recognized by NAB in connection with the merger.

     In an effort to protect New NAB's large net operating loss carryforwards, the New Common Stock issued to the shareholders of NAB and CPS in the merger generally restrict the acquisition of 5% or more of the outstanding shares of common stock of New NAB so as to prevent the occurrence of an ownership change under the Federal income tax laws.

     In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included in the unaudited consolidated financial statements for the three months ended September 30, 1996 and 1995 the period from June 6, 1996 through September 30, 1996 and September 30, 1996 and September 30, 1995. Operating results for the periods ended June 5 and September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)  INVESTMENT IN PARTNERSHIPS

     On June 5, 1996 immediately prior to the merger and liquidating trust transfer described in Note (1), pursuant to the Partnership Sale Agreement dated February 7, 1996 by and among NAB and certain of its subsidiaries and Michael A. Hrebenar and Richard A. Durham, former officers of NAB, (collectively, the "Purchaser"). NAB sold to the Purchaser its general partner interest in four limited partnerships and certain tangible assets used in the collection of loans (carried at $68,000 book value) for $1.538 million in cash. NAB's investment in these partnerships was carried at a book value of $404,000 at March 31, 1996. This sale resulted in a gain of $1.066 million, and the proceeds have been included in the cash distribution to shareholders described in Note (1). This transaction is described in more detail in Management's Discussion and Analysis of Operations--General--NAB, Partnership Sale.

(3)  FEDERAL INCOME TAXES

     New NAB has not recorded a Federal income tax expense or benefit for the three-month period ended September 30, 1996. At December 31, 1995, for
Federal income tax purposes, NAB had regular tax and alternative minimum tax net operating loss carryforwards of approximately $180 million, which will expire beginning in 2001 if not utilized to offset future taxable or alternative minimum taxable income.

(4)  CERTAIN TRANSACTIONS AND RELATED PARTIES

     In July of 1996, CARS USA entered into an $800,000 used automobile flooring line of credit with CPS. The line of credit is available for the use of CARS USA to purchase vehicles from CPS's repossession inventory at a price equal to the fair market value of the inventory, or for CARS USA to purchase other used vehicles from third parties. The line of credit is specifically subordinated to CARS USA flooring line of credit. The line of credit will bear interest at a fixed rate of 11%. There was approximately $600,000 advanced to CARS USA under this line of credit at September 30, 1996. Interest is payable monthly in arrears. The term of the line is three (3) years and will renew annually thereafter.

     In July of 1996, CARS USA entered into an $2,800,000 automobile flooring line of credit with Mitsubishi Motor Sales of America ("MMSA"). The line of credit is available for the use of CARS USA to purchase vehicles from MMSA at a price not to exceed 100% of the purchase stated on the manufacturer or distributor invoice. The line of credit will bear interest at a rate of Bank of America's prime rate plus 1%. There was approximately $2,400,000 advanced to CARS USA under this line of credit at September 30, 1996.

     In August of 1996, MPS entered into a $10,000,000 line of credit with Guaranty Federal Bank, F.S.B. which is secured by mortgage loans held for sale by MPS. Borrowings under the warehouse line of credit bear interest at a rate of prime plus 1/2% per annum. The interest rate on borrowings may be reduced through the utilization of compensating balances from MPS funds maintained at the warehouse bank. In addition, the interest rate may also be lowered to the LIBOR rate of interest plus 2.25% per annum to the extent that the applicable rate election has been made for a portion of the unpaid principal balance of the loan.

(5)  INVESTMENTS IN SUBSIDIARIES

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

     MPS is a mortgage banking company with headquarters in Dallas that specializes in the purchase, origination and servicing of residential mortgage loans that do not meet traditional secondary market guidelines due to credit or employment history of the borrower, debt-to-income ratios, or the nature of the collateral. MPS began funding mortgages in May and closed $3.2 million in loans through September 30, 1996.

       MPS Funding Corporation ("MPSF") was incorporated August 8, 1996 and is a wholly owned subsidiary of MPS and is located in Irvine, CA. MPSF specializes in offering non-agency (B and C quality) mortgage banking products to correspondent customers on a national basis. MPSF was just beginning to fund mortgages as of September 30, 1996.

SUMMARIZED FINANCIAL DATA FOR MPS AT SEPTEMBER 30, 1996 AND
FROM MAY 13, 1996 (INCEPTION DATE) THROUGH SEPTEMBER 30, 1996
(INCLUDING PRE-INCEPTION COSTS):

     Assets              $5,744,000
     Liabilities          3,660,000
     Equity               2,084,000
     Total Revenue       $  460,000
     Total Expenses        (870,000)
                         ----------
     Net Income (Loss)     (410,000)
                         ----------

     INVESTMENT IN CARS USA, INC. New NAB acquired preferred stock and 80 percent of the voting common stock of CARS USA, Inc. ("CARS") on July 10, 1996 for an aggregate purchase price of $500,000. The CARS preferred stock acquired by New NAB provides for cumulative dividends at a rate of 6% per annum and has a liquidation preference over the CARS common stock equal to the purchase price of the CARS preferred stock plus any accrued and unpaid dividends.

     CARS is a newly-formed company that will acquire and operate franchised automobile dealerships for both new and used vehicles. CARS will utilize the extensive experience of its executive team in sub-prime automobile lending to serve the dealerships in reaching a broad market of purchasers. On July 31, 1996, CARS completed negotiations for the purchase of its first dealership, Riverside Mitsubishi located in Riverside, CA. For the three months ended September 30, 1996, the company sold 137 automobiles.

SUMMARIZED FINANCIAL DATA FOR CARS AT SEPTEMBER 30, 1996
(INCLUDING PRE-INCEPTION COSTS):


     Assets              $ 4,959,000
     Liabilities           4,536,000
     Equity                  423,000

     Total Revenue       $ 2,197,000
     Total Expenses       (2,324,000)
                         -----------
     Net Income (Loss)      (127,000)
                         -----------

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion is intended to assist in understanding of the Company's financial position as of September 30, 1996, and results of operations for the periods from June 6 through September 30, 1996 and from July through September 30, 1996 compared to the quarter ended September 30, 1995. To clarify events described herein, separate Management Discussions and Analysis of Financial Condition and Results of Operations for the Company before the merger, that is before June 6, 1996 ("NAB") and for the surviving corporation after the merger ("New NAB") will be presented. The notes to the Company's consolidated financial statements included in this report, the Proxy Statement and Prospectus dated April 23, 1996, as well as the Company's annual Report on Form 10-K for the year ended December 31, 1995 and the notes thereto, should be read in conjunction with this discussion.

NAB

     GENERAL

     NAB collected on, or sold the remainder of, the assets acquired by NAB from National Asset Bank (a bank in liquidation) (the "Bank") in July 1991 ("Bank Assets") during the period from April 1 through June 5, 1996 such that the assets at June 5, 1995 consisted primarily of cash.

     On June 5, 1996, NAB consummated the merger of CPS Sub with and into NAB, after approval at the annual meeting of shareholders of NAB held June 5, 1996. Under the terms of the merger, (i) each outstanding share of NAB's Common Stock was converted into the right to receive .75 of a share of common stock of New NAB ("New Common Stock"); $3.64 per share in cash, and a unit in the liquidating trust (discussed below); and (ii) each outstanding share of CPS Sub common stock was converted into 1,934,706 shares of New Common Stock. The shares of New Common Stock issued to NAB's shareholders represent 62% of the outstanding shares of New Common Stock and the shares to be issued to CPS represent 38% of the outstanding shares.

     CPS Sub was a newly formed entity that had $4 million in cash and no liabilities as of the date of the merger so that New NAB was initially capitalized with $7.5 million in cash (plus $118,000 necessary to satisfy certain retained liabilities) and is no longer subject to the various restrictions previously existing in NAB's article of incorporation that limited its operations.

     LIQUIDATING TRUST. Immediately prior to the merger, all of NAB's remaining net non-cash assets plus $2,973,000 cash were transferred to a liquidating trust for the benefit of shareholder of NAB as of the effective time of the merger. The objective of the trust is to liquidate of otherwise realize on those assets within one year. The assets transferred primarily consisted of one large loan, the guarantor of which is currently in bankruptcy, and four larger pieces of undeveloped real estate in Texas and Louisiana which together have a book value of approximately $4.1 million. In addition, certain liabilities totaling $443,000 were transferred to the trust. The liquidating trust had net assets at June 5, 1996 of $6,627,000 or $1.57 per share of NAB common stock. The interests in the liquidating trust are non-transferable and no distributions are expected to be made therefrom until after December 31, 1996.


     PARTNERSHIP SALE. Immediately prior to the merger and the transfer of assets to the liquidating trust, pursuant to the Partnership Sale Agreement dated February 7, 1996 by and among NAB, certain of its subsidiaries and the Purchaser. NAB transferred on June 5, 1996, for $1,538,000 subject to adjustment, its general partner interest in four limited partnerships and certain tangible assets used in the collection of loans. The partnerships held an aggregate of $19,300,000 in non-performing or other loans and $5,700,000 in real estate as of December 31, 1995. The partnership interest range from 2% to 20% and provided NAB with the right to receive 20% of distributions from the partnerships once certain payouts were received by the limited partners. The Purchaser assumed NAB's obligations with respect to managing the partnerships and with respect to the bonus pools established by NAB related to each partnership for the benefit of employees of NAB.

     The partnership sale was consummated immediately prior to the effective time of the merger and the proceeds from the sale were included in NAB's cash and cash equivalents available for distribution to NAB. NAB recognized a gain of $1,066,000 from the sale of this partnership interest.

NEW NAB

     GENERAL

     New NAB began its operations on June 6, 1996 after the consummation of the merger of CPS Sub with and into NAB. Under the terms of the merger, which is described above, New NAB was initially capitalized with approximately $7.5 million in cash and approximately $118,000 to cover certain existing liabilities of NAB, as well as $24,000 in various prepaid expenses.

     In connection with the merger, the board of directors of NAB was reconstituted to consist of Charles E. Bradley, Sr., Michael W. Caton, Charles
E. Bradley, Jr., Emil A. Nakfoor and Robert A. Bettigole. Michael W. Caton will serve as President and Chief Operating Officer and Charles E. Bradley, Sr. will serve as Chairman and Chief Executive Officer. On July 30, 1996, the board of directors was expanded by one seat which James Gardner was elected to fill until the next election of one or more directors by shareholders of the company.

     The company's principal executive offices were relocated on June 6, 1996 to Dallas, TX where it shared office space with MPS.

     Charles E. Bradley, Sr. has been the Chairman of the Board of CPS, a publicly-held, nationwide sub-prime auto lender, since its formation in March, 1991. Mr. Bradley was a founder of Stanwich Partners, Inc., a Connecticut investment firm which acquires controlling interests in companies in conjunction with the existing operating management of such companies, and has been President, and director of Reunion Industries, Inc., a publicly held company which manufactures precision plastic products and provides engineered plastics services. Mr. Bradley is also currently a director of DeVlieg-Bullard, Inc., Chatwins Group, Inc., Texon Energy Corp., General Housewares Corp., Zydeco Exploration, Inc., Sanitas, Inc., and Triangle Corporation, all of which are publicly-held corporations or are required to file periodic reports under
Section 13 or 15(d) of the Securities Exchange Act of 1934.

     Michael W. Caton has twenty-eight years of experience in banking and finance, and was he organizing founder of Crescent Bank and Trust Company, where he was the President and Chief Executive Officer from its inception in 1988 through 1995. He previously served as President and CEO of Timberbank, a registered investment advisory firm, and held senior executive positions at First National Bank of Atlanta and Security Pacific National Bank.

     At December 31, 1995, NAB had regular tax and alternative minimum tax net operating loss carryforwards ("NOLs") of approximately $180 million, which will expire beginning in 2001 if not utilized to offset future taxable or alternative minimum taxable income. These NOLs, to the extent of the balance remaining at the time of the merger, can be used under certain circumstances by the New NAB to offset future income tax liabilities. In an effort to protect these NOLs, the Restated Articles of Incorporation of New NAB impose a transfer restriction on the New Common Stock that, generally, restricts the ability of a person or entity to accumulate 5% or more of the outstanding shares of common stock of New NAB so as to prevent the occurrence of an ownership change under the Federal income tax laws (Section 382 of the Internal Revenue Code of 1986, as amended). Pursuant to Section 382, changes in the direct or indirect ownership of corporations having tax losses can result in the application of limitations on the use of such losses. The transfer restriction does not prevent the acquisition of New Common Stock directly from New NAB. It is the intention of New NAB's reconstituted Board of Directors that New NAB will seek to identify opportunities for the investment of its available funds so as to maximize the return to shareholders from such cash and New NAB's significant NOLs.

     RESULTS OF OPERATIONS

     Results of operations for the three months ended September 30, 1996 reflected a net loss of $426,000, or $(.08) per share, compared to net income of $340,000 for the three months ended September 30, 1995, or $.08 a share.

     Operating income for the three months ended September 30, 1996, was $880,000 compared to $1,104,000 for the three months ended September 30, 1995. Other income was $0 for the three months ended September 30, 1996 compared to $252,000 for the three months ended September 30, 1995.

     Direct operating expenses of NAB for the three months ended September 30, 1996, were $26,000 compared to $49,000 for the three months ended September 30, 1995. The decrease was due primarily to the classification differences between New NAB and Old NAB.

     General and administrative expenses for the three months ended September 30, 1996 were approximately $1,258,000 compared to $967,000 for the three months ended September 30, 1995. The increase in general and administrative expenses is primarily attributable to start-up costs incurred by New NAB and the classification differences between New NAB and Old NAB.

     INVENTORY

     CARS USA accounts for inventory at lower of cost or market and uses the specific identification method in determining its cost of goods sold.

     New NAB will seek to acquire businesses that are consistent with the core business of CPS, its major shareholder, in automobile financing and loan servicing. Several such alternatives have been considered by the New NAB Board of Directors and pursued by New NAB. Two such investments were selected, reviewed and approved during the second quarter of 1996. Mortgage Portfolio Services, Inc. and CARS USA, both of which are considered by management to represent excellent opportunities for New NAB to develop business units that are focused on consumer needs for housing, automobiles, and related financial services.

     1.   INVESTMENT IN MORTGAGE PORTFOLIO SERVICES, INC.

     Mortgage Portfolio Services, Inc. ("MPS") is a mortgage banking company based in Dallas, Texas that specializes in the purchase, origination and servicing of residential mortgage loans that do not meet traditional secondary market guidelines due to credit or employment history of the borrower, debt-to-income ratios, or the nature or the collateral. MPS began funding mortgages in May and has closed $10.6 million in loans through September 30, 1996. The president of MPS has fifteen years experience as the president of two mortgage banking companies, with twenty-five years in the industry.

     New NAB acquired 80 percent of the voting common stock of MPS from CPS for a purchase price of $300,000 on July 10, 1996. The remaining common stock of MPS is owned by its management. New NAB also acquired $2.25 million of MPS preferred stock through conversion of debt to equity and contributed approximately $250,000 to the capital of MPS. The MPS preferred stock acquired by New NAB provides for cumulative dividends at a rate of 10% per annum and has a liquidation preference over the MPS common stock equal to the purchase price of the MPS preferred stock plus any accrued and unpaid dividends.


     2.  INVESTMENT IN CARS USA, INC.

     New NAB also acquired preferred stock and 80 percent of the voting common stock of CARS USA, Inc. ("CARS") for an aggregate purchase price of $500,000 on July 10, 1996. The CARS preferred stock acquired by New NAB for $400,000 provides for cumulative dividends at a rate of 6% per annum and has a liquidation preference over the CARS common stock equal to the purchase price of the CARS preferred stock plus any accrued and unpaid dividends.

     CARS is a newly formed company that will acquire and operate franchised automobile dealerships for both new and used vehicles. CARS will utilize the extensive experience of his executive team in sub-prime automobile lending to serve the dealerships in reaching a broad market or purchasers. On July 31, 1996, CARS completed negotiations for the purchase of its first dealership, which it began operating at the end of July, 1996. Through September 30, 1996 CARS sold 137 new and used automobiles, generating revenue of $2,200,000.

     Although it is the current intention of management and the Board that New NAB pursue new opportunities in the financial services sector, there can be no assurance as to the type of transaction that may be pursued, the timing of any such transactions or the potential profitability of any such transactions. The activities of New NAB are significantly different from those of NAB, and therefore the results of operations of New NAB will not be comparable to the results of operations of New NAB for periods prior to the merger.

     LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, New NAB had approximately $5.1 million in cash and cash equivalents. As discussed above, New NAB was initially capitalized with $7.5 million in cash (plus $118,000 necessary to satisfy certain retained liabilities).

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

     NAB also entered into an agreement to sell NAB's general partner interests in certain limited partnerships, together with certain tangible assets used in the collection of loans, to its former management for approximately $1,538,000, subject to adjustment, which resulted in a gain of $1,066,000. The proceeds from this sale were included in the cash distribution to shareholders in connection with the merger, which totaled $15,320,000 for the 4,208,835 shares of Common Stock of NAB ($3.64 per share).

     New NAB will seek to establish or acquire new business, which opportunities may require additional financing through the issuance of debt or equity. Because of the limitations imposed on New NAB with respect the amount of additional stock that it may issue without triggering a charge of control that would limit its ability to fully utilize its NOLs (discussed further above), it is likely that such financing would be in the form of either debt or non-convertible preferred stock. Such financing might also be effected through equity issuance by subsidiaries to be formed by New NAB or through joint ventures and special purpose entities. There can be no assurance that such financings will be completed.

     From July 17, 1991 (inception) through June 5, 1996 NAB made cash distributions with respect to the Common Stock aggregating $5.00 per share, excluding the merger transaction discussed herein.

NAB relocated its corporate offices from Dallas, TX to its present location in Irvine, CA during the third quarter of 1996.



ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

               27  Financial Data Schedule

     (b)  Reports on Form 8-K

               On June 20, 1996, New NAB filed a Current Report on Form 8-K, reporting under Item 2 the completion of the merger with CPS Sub on June 5, 1996.

               On July 26, 1996, New NAB filed a Current Report on Form 8-K, reporting the acquisition of CARS USA and Mortgage Portfolio Services.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               Dated:  November 12, 1996

               NAB ASSET CORPORATION

               By:  /s/ CHARLES BRADLEY, SR.
                    --------------------------------------
                    Charles Bradley, Sr.
                    Chairman and Chief Executive Officer


               By:  /s/ MICHAEL W. CATON
                    --------------------------------------
                    Michael W. Caton
                    President and Chief Operating Officer