Form 10-K
period 1996-12-31
NAB ASSET CORP
filed 1997-03-31
CIK 873458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19391

                             NAB ASSET CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                  TEXAS                                76-0332956
     (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


     19200 VON KARMAN AVE., STE. 950                     92612
           IRVINE, CALIFORNIA                          (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (714) 475-4444

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.10 PAR VALUE
                                (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997, was $11,031,279 based upon the closing price as of such date.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

            TITLE OF CLASS   OUTSTANDING AT FEBRUARY 28, 1997
            --------------   --------------------------------
            Common Stock....            5,091,300

                      DOCUMENTS INCORPORATED BY REFERENCE

  The information called for by Part III, Items 10, 11, 12 and 13, will be included in a definitive proxy statement to be filed pursuant to Regulation 14A and is incorporated herein by reference.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    PART 1

ITEM 1. BUSINESS

                                  THE COMPANY

  NAB Asset Corporation, a Texas corporation (the "Company" or "NAB") is primarily engaged in the mortgage lending and retail automobile sales business. The Company commenced operations in July 1991 following its acquisition and assumption of substantially all the assets and liabilities of National Asset Bank (a bank in liquidation) (the "Bank") and the Bank's distribution of the Company's common stock, $.01 par value ("Common Stock"), to the Bank's stockholders as a final liquidating distribution. The Bank was formed in 1988 in connection with the merger of Allied Bancshares, Inc. ("Allied") with a subsidiary of First Interstate Bancorp ("First Interstate") for the purpose of liquidating various non-performing loan and real estate assets held by Allied and its subsidiaries for the benefit of the prior Allied stockholders. In connection with the creation of the Company, various limitations on the business and operations of the Company were imposed on the Company until December 31, 1996, or such earlier date that either substantially all of the assets acquired from the Bank have been converted into cash or certain minimum distributions have been paid to the Company's shareholders.

  Prior to June 5, 1996, the Company's business consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the accounts of others. The Company's business activities were limited to the ownership, collection and sale of the assets acquired by the Company from the Bank and the proceeds therefrom ("Bank Assets"), the investment in and management of four privately held limited partnerships formed for the purpose of acquiring non-performing and other troubled loans and development of new business opportunities utilizing the Company's existing staff and organization. Prior to 1995, a majority of the Company's revenues were generated from the collection on and sale of the assets acquired from the Bank. For 1995, a large part of the Company's revenues were generated from the Company's management of four limited partnerships.

  In 1995, as a result of the Company's large cash position and declining real estate and loan portfolio, the Board of Directors began a review of various alternatives for the Company and its available resources. Such alternatives included (i) a sale of all or a portion of the Company to another party, (ii) a combination of the Company with another operating entity or party, (iii) the acquisition of a new business or expansion of the Company's current businesses, (iv) the obtaining of new capital to fund the future growth of the Company, (v) the payment of a substantial distribution to shareholders with the Company's available liquid assets, (vi) a liquidation of the Company and
(vii) a combination of one or more of the foregoing. In connection with the Company's review of alternatives, representatives of the Company solicited proposals from and had discussions with more than 25 parties interested in pursuing possible transactions with the Company.

  After reviewing the various alternatives, the Board determined to pursue a transaction with Consumer Portfolio Services, Inc. ("CPS") and, on February 7, 1996, the Company entered into a Plan and Agreement of Merger ("Plan and Agreement of Merger") providing for the merger of a wholly owned subsidiary of CPS with and into the Company (the "Merger").

  On June 5, 1996, pursuant to the Plan and Agreement of Merger, CPS Investing Corp. ("CPS Sub"), a wholly owned subsidiary of CPS, was merged with and into NAB. Under the terms of the Plan and Agreement of Merger and in exchange for all of the outstanding shares of NAB $.01 par value common stock, the shareholders of NAB received on a pro rata basis (i) an aggregate cash distribution of $15.3 million ($3.64 per share), (ii) an undivided interest in a liquidating trust ("Liquidating Trust"), and (iii) 62% of the outstanding shares of common stock, $.10 par value (the "New Common Stock") of the new combined company which had a net asset value of $7.5 million as of the merger date. The Liquidating Trust was established for the benefit of converting the trust assets to cash for the NAB shareholders. On June 5, 1996 in connection with the Merger, NAB contributed approximately $3.0 million in cash and all of the remaining non-cash assets of NAB with a net book value of $3.7 million to the Liquidating Trust. No gain or loss was recognized by NAB in connection with the merger.

  In exchange for $4 million, CPS received 38% or 1,934,706 shares of the New Common Stock of NAB.

  Simultaneously with the merger, the Company amended its Articles of Incorporation and By-laws to remove the previous operating restrictions on NAB and, in order to preserve the Company's large net operating loss ("NOL") for tax purposes, to restrict the acquisition of 5% or more of the outstanding shares of New Common Stock of the Company so as to prevent the occurrence of an ownership change under Section 382 of the federal income tax laws. Section 382 of the Internal Revenue Code of 1986 (Section 382), as amended, provides in general that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of such ownership change with NOL's and certain built-in losses existing at the date of such ownership change will be subject to an annual limitation. The Company's NOL's could become subject to certain limitations on utilization in the event the Company undergoes an ownership change within the meaning of
Section 382.

  Immediately following the consummation of the merger of CPS Sub with and into NAB, the Board of Directors of NAB was reconstituted to consist of Charles E. Bradley, Sr., Michael W. Caton, Charles E. Bradley, Jr., Robert A. Bettigole and Emil A. Nakfoor. On July 30, 1996, the Board of Directors was expanded by one seat which James B. Gardner was elected to fill until the next election of directors by the shareholders of the Company.

  The intended purpose of NAB is to become a diversified financial services holding company by establishing independent, yet complementary business units focused on commercial and consumer financial services related to housing, household goods, durable goods and automobiles.

ACQUISITION OF MORTGAGE PORTFOLIO SERVICES, INC.

  On July 10, 1996 the Company acquired from CPS 8,000 shares of the common stock (constituting 84% of the outstanding shares of such stock) of Mortgage Portfolio Services, Inc. ("MPS") for a purchase price of $300,000. The Company also acquired all of the outstanding shares of MPS preferred stock totaling $2.25 million, through conversion of debt to equity, and contributed $249,000 to the additional paid-in capital of MPS.

THE BUSINESS

  MPS, which was organized in October 1995 and began business operations in April 1996, is a Dallas, Texas based mortgage lender that specializes in origination, purchasing and selling non-conforming single family mortgages. MPS's customers are typically home purchasers and owners who cannot access traditional lending institutions for financing because of job stability, credit problems or type of property.

  Substantially, all loans are originated through MPS's wholesale operations. The wholesale operations originated loans in 24 states with approximately 50% originated in Texas. No other state accounts for more than 10% of the origination volume. MPS has approximately 20 account executives in 7 states and approximately 60 total employees.

  Financial and Operating Data for the period from July 10, 1996 to December 31, 1996, is summarized as follows:

     Assets at December 31, 1996................................... $14,544,000
     Loan Originations............................................. $35,499,000
     Number of Loans Originated....................................         429
     Percent Refinances............................................          44%
     Total Revenues................................................ $ 1,349,000
     Net Loss:..................................................... $   404,000

BUSINESS RISKS

  MPS's originations have grown substantially since inception and the company plans to continue its growth strategy. There can be no assurance that MPS will be able to successfully expand and operate profitably.

  As MPS continues to increase its origination capabilities it will be required to expand its existing borrowing arrangements with financial institutions or obtain new lines of credit. There can be no assurance that additional financing can be obtained or that it can be obtained at favorable terms.

  In connection with financing MPS's mortgage loans, most financial institutions will not finance 100% of the loan amount. MPS will be required to contribute, in addition to the normal costs of operating the origination function, one to four percent of the loan amount. MPS must generate sufficient cash flow from sales of mortgage loans to fund the negative cash flow associated with the origination of its loans.

  The contractual arrangements associated with the sale of loans require, for a specified period of time, indemnification for loans that prepay or default. A significant increase in prepayments or defaults related to the loans sold would have a significant negative impact on the liquidity and financial condition of MPS.

ECONOMIC RISKS

  The business of MPS could be negatively affected if there is a downturn in the economy, in the geographic areas served by MPS which results in a decline for consumer credit or in real estate values. If originations decline, sales of mortgage loans, the main source of MPS's revenue will also decline. Declining real estate values inhibit the borrower's ability to refinance and obtain cash based on the value of his/her property.

  Fluctuations in interest rates may adversely affect MPS's loan production. Substantial increases in long term interest rates generally result in a decline in mortgage originations. A large decline in interest rates may result in unusually large prepayments which, under the terms of the contracts governing MPS's sales of mortgage loans, could require MPS to reimburse the purchasers of such loans for a portion of the servicing release premium paid by them for such loans. Additionally, prices paid for the Company's loans will be reduced if interest rates rise.

  Approximately 69% of MPS's loan production is at a fixed rate of interest. If short-term interest rates rise, MPS's borrowing cost would increase, resulting in a decline in the spread (the difference between interest received on loans and paid on borrowings) MPS earns. Additionally, prices paid for the Company's loans will be reduced if interest rates rise.

COMPETITION

  MPS faces competition from numerous other mortgage bankers, banks, savings and loans and finance companies. Many of these competitors are larger and have greater access to capital and other financial resources than MPS. The level of gains realized from the sales of loans by MPS and its competitors may continue to attract new competitors into the market.

LEGISLATIVE OR REGULATORY RISKS

  MPS's business is subject to extensive regulation, supervision and licensing by federal, state and local government authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions on a substantial portion of its operations. The Company's consumer lending activities are subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of
1994), the Federal Equal Credit Opportunity Act and Regulation B, as amended ("ECOA"), the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act ("RESPA") and Regulation X, the Fair Housing Act, the Home Mortgage Disclosure Act and the Federal Debt Collection Practices Act, as well as other federal and state statutes and regulations affecting the Company's activities. The Company is also subject to the rules and regulations of and examinations by the Department of

Housing and Urban Development ("HUD") and state regulatory authorities with respect to originating, processing, underwriting and selling loans. These rules and regulations, among other things, impose licensing obligations on the Company, establish eligibility criteria for mortgage loans, prohibit discrimination, provide for inspections and appraisals of properties, require credit reports on loan applicants, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, claims by mortgage borrowers and administrative enforcement actions.

ACQUISITION OF CARS USA, INC.

  On July 8, 1996 the Company acquired 80,000 common shares or 80% of CARS USA, Inc. ("CARS") for a purchase price of $100,000. Additionally, the Company acquired $400,000 in 6% cumulative preferred stock and extended a $1,000,000 subordinated promissory note. The subordinated note bears interest at 10%, payable quarterly and requires the payment of principal beginning in 2002. At the time of the acquisition, Charles E. Bradley, Jr., a director of NAB owned 10,000 shares or 50% of the outstanding shares of CARS. Mr. Bradley, Jr. retained a 10% ownership in CARS subsequent to NAB's acquisition.

  CARS primary business is retail automotive sales. On July 30, 1996 CARS acquired its first dealership, Riverside Mitsubishi for $200,000. Through December 31, 1996 CARS sold 154 new automobiles and 243 used automobiles, totaling $2,757,000 and $2,097,000 respectively. Parts and Service revenue totaled $313,000 for the period. CARS reported a $1,123,000 operating loss for the period from July 8, 1996 to December 31, 1996.

  Subsequent to December 31, 1996 the Company entered into a definitive agreement, subject to certain third party consents, to sell its interest in CARS for $1,500,000. The agreement calls for a down payment of $200,000 and a note for $1,300,000 of which $500,000 in principal is due on the first anniversary of the purchase and sale agreement and $800,000 is due on the second anniversary of the purchase and sale agreement. The note bears interest at 9% and interest is payable quarterly. The acquirer is a newly formed company owned by Charles E. Bradley, Sr. and Charles E. Bradley, Jr. Mr. Bradley, Sr. is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Bradley, Jr. is a director of the Company.

INDUSTRY SEGMENTS

  Reference is made to Note (15) of the Notes to Consolidated Financial Statements, set forth in Item 8. of this report, for financial information about the Company's industry segments.

ITEM 2. PROPERTIES

  The Company's executive offices, totaling 800 square feet and located in Irvine, California, are sub-leased through March 1998.

  MPS leases 9,200 square feet in Dallas, Texas. The lease expires in May 1999. MPS also sub-leases 2,400 square feet adjacent to the executive offices in Irvine, California.

  CARS leases approximately 38,000 square feet in Riverside, California for its dealership. The lease term is ten years expiring in 2006, but may be canceled with thirty days notice.

  The Company feels that its facilities are adequate based on its current levels of business. Alternative or additional space is available at comparable rental rates in the markets within the markets the Company operates.

ITEM 3. LEGAL PROCEEDINGS

  There are no material legal proceedings to which the Company is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  None.

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "NABC". The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by The Nasdaq Stock Market and distributions to shareholders for the period set forth below.

                                   PRICE                       PER SHARE
                              ---------------  PER SHARE      TRANSFER TO
                               HIGH     LOW   DISTRIBUTION LIQUIDATING TRUST
                              ------- ------- ------------ -----------------
   Year ended December 31,
    1995
     First Quarter........... 3 3/4   2 5/8      $ --            $ --
     Second Quarter.......... 5 1/2   3 1/2      $ --            $ --
     Third Quarter........... 5 5/8   4 3/4      $ --            $ --
     Fourth Quarter.......... 5 1/4   4 3/8      $ --            $ --

   Year ended December 31,
    1996
     First Quarter........... 5 3/4   4 3/8      $ --            $ --
     Second Quarter.......... 5 15/16   5/8      $3.64           $1.56
     Third Quarter........... 2 5/16  1 15/16    $ --            $ --
     Fourth Quarter.......... 3 7/8   2 1/16     $ --            $ --

  As of March 26, 1997, there were approximately 7,500 shareholders of record.

  Historically, as the Company has liquidated its loan and real estate for cash, periodic distributions to shareholders have been made. It is anticipated that for the foreseeable future, all earnings will be retained to provide for the future growth of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                 AS OF AND FOR THE YEAR ENDED DECEMBER 31,
                             (ALL AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                             --------------------------------------------------------
                               1996         1995(1)    1994(1)   1993(1)    1992(1)
                             ---------     ---------- -------------------- ----------
   STATEMENT OF OPERATIONS:
     Revenues from
      continuing
      operations...........  $   6,581     $     --   $     --  $     --   $     --
     Operating revenues
      from discontinued
      operations...........      5,033         5,072      3,359     3,403      3,923
     Net loss from
      continuing
      operations...........     (1,919)
     Net earnings (loss)
      from discontinued
      operations, net of
      income taxes.........      3,467          (456)       780      (925)    (1,507)
     Net earnings (loss)...      1,548          (456)       780      (925)    (1,507)
     Loss from continuing
      operations Per
      Share(2).............      (0.38)
     Net earnings (loss)
      per share............       0.29 (5)     (0.11)      0.19     (0.22)     (0.36)
   BALANCE SHEET:
     Residential Mortgage
      Loans................     12,848           --         --        --         --
     Vehicle & Parts
      Inventory............      3,446           --         --        --         --
     Costs in excess of net
      assets acquired......      1,095           --         --        --         --
     Total Assets..........     22,137        22,720     28,886    29,413     35,752
     Total Liabilities.....     16,482           744      7,107     1,662        849
     Shareholders' Equity
      (Net Assets).........      5,605        21,976     21,779    27,751     34,903
     Distributions.........     21,883           --       6,313     6,313      4,215
     Book Value Per Share..       1.10
     Cash Distributions Per
      Share(3).............       3.64           --        1.50      1.50       1.00
     Transfer To
      Liquidating Trust
      Per Share(4).........       1.56           --         --        --         --

--------
(1) Amounts relate to discontinued operations.

(2) Based on 5,091,300, shares of Common Stock outstanding at December 31, 1996. Excludes Common Stock equivalents as amounts would be anti-dilutive.

(3) Paid on 4,208,835, 4,208,835, 4,214,835 and 4,210,335 shares of Common
    Stock outstanding for the Company during 1996, 1994, 1993 and 1992 respectively.

(4) Paid on 4,208,835 shares of Common Stock outstanding on June 5, 1996.

(5) Based on 5,296,300 shares of Common Stock and Common Stock equivalents outstanding on December 31, 1996. The number of shares outstanding have been retroactively restated to reflect the increased number of Common Shares outstanding after the Merger.

  Reference is made to Item 1. Business for discussion of the merger between the Company and CPS Sub and the resulting distribution of cash and other assets to the shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 General

  The Company's primary operations are mortgage lending and retail automobile sales. Prior to the Merger on June 5, 1996, the Company's primary operations consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others.

RESULTS OF OPERATIONS

 Year ended December 31, 1996 compared to the year ended December 31, 1995

  For the year ended December 31, 1996, the Company reported net earnings of $1,548,000, which was comprised of a net loss from continuing operations of $1,919,000 and net earnings from discontinued operations of $3,467,000. Operating income for the period from January 1, 1996 to June 5, 1996 (the discontinued operations) was $3,467,000 due to several liquidating transactions, including a $1,066,000 net gain on the sale of the Company's partnerships and a $1,791,000 recovery on the settlement of an in-substance foreclosure. The Company's continuing operations were negatively affected by the start-up expenses and operating losses of the Company's subsidiaries CARS and MPS which incurred losses for the period from their acquisition to December 31, 1996 of $1,123,000 and $404,000 respectively.

  Revenues from continuing operations totaled $6,581,000 for the year ended December 31, 1996. Included in revenues were the sale of vehicles of $5,167,000 and gains on sales of loans of $962,000 relating to the new subsidiaries which were included in the financial statements of the Company from their acquisition in July, 1996. Other operating revenue, including interest, was $452,000 for the year ended December 31, 1996.

  Operating expenses relating to continuing operations totaled $8,500,000 for the year ended December 31, 1996, and consist primarily of costs and expenses associated with the automobile dealership, ($6,290,000), and the mortgage banking operation ($1,753,000). The costs and expenses were comprised primarily of cost of vehicles and parts sold and compensation and benefits expenses for the automobile dealership and compensation and benefits for the mortgage banking operation.

 Year ended December 31, 1995 compared to Year ended December 31, 1994

  Results of operations for the Company for the year ended December 31, 1995, reflect the continued transformation of the Company's operations from the management and collection of the Bank assets on July 17, 1991, to the management and collection of loans and related assets of new partnerships created by the Company during 1992, 1993, and 1994.

  For the year ended December 31, 1995, the Company reported a net loss of $456,000, or $.11 per share, compared to net income of $780,000 or $.19 per share for the year ended December 31, 1994. The net loss for the period ended December 31, 1995, was primarily reflective of (1) provision for losses related to a write down of real estate in anticipation of an accelerated disposition following its transfer by the Company to the liquidating trust; and (2) an increase in general and administrative expenses due to increased bonus expenses related to the Company increasing it's partnership interest in one of it's partnerships and to accrued merger related expenses.

  Total operating revenues for the year ended December 31, 1995, were $5,072,000 compared to $3,359,000 for the year ended December 31, 1994. The increase was due primarily to an increase in gain on sales of mortgage loans and real estate and to a lesser extent increased management fees.

 Liquidity and Capital Resources

  As of December 31, 1996 the Company has approximately $3,315,000 in cash as compared to $1,961,000 at December 31, 1995. Also, at December 31, 1995 the Company had an investment portfolio of mortgage backed securities totaling $14,997,000 which was sold and distributed to shareholders as part of the merger on June 5, 1996.

  The Company's primary requirements for liquidity is to fund MPS's mortgage loans and CARS' inventory of vehicles. MPS currently has in place a line of credit totaling $15,000,000 for which it can finance 97% of the mortgage loan principal balance, and CARS has two lines of credit to fund acquisitions of new and used vehicles at 100% of cost.

  It is anticipated that MPS will require, and the Company believes it can obtain additional financing to support the growth in MPS's loan production.

  CARS incurred a $1,123,000 operating loss for the period of June 8, 1996 to December 31, 1996. As discussed in Item 1. above the Company has entered into a definitive agreement for the sale of CARS. It is not anticipated that, subsequent to the sale of CARS, any additional capital will be utilized in the retail automotive sales line of business.

  The Company anticipates that any material capital expenditure requirements relating to the operations can be funded with existing liquidity or additional bank borrowings that can be obtained on terms no less favorable than it's current bank borrowings.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
NAB Asset Corporation:

  We have audited the accompanying consolidated balance sheets of NAB Asset Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAB Asset Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          KPMG PEAT MARWICK LLP

Orange County, California
March 28, 1997

                     NAB ASSET CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                    DECEMBER 31,
                                                                   ----------------
                              ASSETS                                1996     1995
                              ------                               -------  -------
  Cash and cash equivalents....................................... $ 3,315  $ 1,961
  Investments in mortgage-backed securities, available for sale...     --    14,997
  Receivables:
    Residential mortgage loans held for sale......................  12,648      --
    Other receivables.............................................   1,092      130
  Vehicle and parts inventory.....................................   3,446      --
  Property and equipment, net.....................................     340      --
  Loans classified as in-substance foreclosures...................     --     1,201
  Undeveloped commercial real estate..............................     --     3,183
  Investment in limited partnerships..............................     --       724
  Costs in excess of net assets acquired, net.....................   1,095      --
  Other assets....................................................     201      524
                                                                   -------  -------
                                                                   $22,137  $22,720
                                                                   =======  =======
               LIABILITIES AND SHAREHOLDERS' EQUITY
               ------------------------------------
Liabilities:
  Notes payable:
    Mortgage warehouse line of credit............................. $11,819  $   --
    Automobile flooring lines of credit...........................   3,349      --
  Accrued merger related expenses.................................     --       500
  Accounts payable and accrued expenses...........................   1,194      244
  Deferred income.................................................     120      --
                                                                   -------  -------
      Total liabilities...........................................  16,482      744
                                                                   -------  -------
Minority interest.................................................      50      --
Commitments and contingencies.....................................     --       --
Shareholders' equity (note 1):
  Common stock: $.01 par value; 20,000,000 authorized shares;
   4,208,835 shares issued and outstanding at December 31, 1995...     --        42
  Common stock: $.10 par value; 30,000,000 authorized shares;
   5,091,300 issued and outstanding at December 31, 1996..........     509      --
  Additional paid-in capital......................................   7,217   25,567
  Accumulated deficit.............................................  (2,121)  (3,669)
  Unrealized gains on securities available-for-sale...............     --        70
  Unearned compensation...........................................     --       (34)
                                                                   -------  -------
      Total shareholders' equity..................................   5,605   21,976
                                                                   -------  -------
                                                                   $22,137  $22,720
                                                                   =======  =======

          See accompanying notes to consolidated financial statements.

                     NAB ASSET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1996       1995       1994
                                                 ---------  ---------  ---------
Revenues:
  Sale of vehicles and parts...................  $   5,167  $     --   $     --
  Gains on sales of loans......................        962        --         --
  Interest income..............................        323
  Other operating revenues.....................        129        --         --
                                                 ---------  ---------  ---------
    Total revenues.............................      6,581        --         --
                                                 ---------  ---------  ---------
Costs and expenses:
  Cost of vehicles and parts sold..............      4,453        --         --
  Compensation and benefits....................      2,042        --         --
  Interest expense.............................        199        --         --
  General and administrative...................      1,806        --         --
                                                 ---------  ---------  ---------
    Total costs and expenses...................      8,500        --         --
                                                 ---------  ---------  ---------
Net loss from continuing operations............     (1,919)
Net earnings (loss) from discontinued
 operations, net of income taxes...............      3,467       (456)       780
                                                 ---------  ---------  ---------
Net earnings (loss)............................  $   1,548  $    (456) $     780
                                                 =========  =========  =========
Net loss per share from continuing operations..  $   (0.38) $     --   $     --
                                                 =========  =========  =========
Net earnings (loss) per share..................  $    0.29     $(0.11)     $0.19
                                                 =========  =========  =========
Weighted average number of common shares
 outstanding from continuing operations........  5,091,300        --         --
                                                 =========  =========  =========
Weighted average number of common and common
 equivalent shares outstanding from continuing
 and discontinued operations...................  5,296,300  4,208,835  4,208,835
                                                 =========  =========  =========


          See accompanying notes to consolidated financial statements.

                     NAB ASSET CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                           COMMON STOCK
                         ------------------
                                                                     UNREALIZED
                                                                   GAINS (LOSSES)
                                            ADDITIONAL             ON SECURITIES
                                             PAID-IN   ACCUMULATED AVAILABLE-FOR-   UNEARNED
                           SHARES    AMOUNT  CAPITAL     DEFICIT        SALE      COMPENSATION  TOTAL
                         ----------  ------ ---------- ----------- -------------- ------------ --------
Balance, December 31,
 1993...................  4,208,835   $ 42   $ 31,880    $(3,993)      $ --          $(178)    $ 27,751
 Distributions..........                       (6,313)                                           (6,313)
 Amortization of
  unearned compensation.        --     --         --         --          --             81           81
 Securities valuation
  allowance, net........        --     --         --         --         (520)          --          (520)
 Net income.............        --     --         --         780         --            --           780
                         ----------   ----   --------    -------       -----         -----     --------
Balance, December 31,
 1994...................  4,208,835     42     25,567     (3,213)       (520)          (97)      21,779
                         ----------   ----   --------    -------       -----         -----     --------
 Amortization of
  unearned compensation.        --     --         --         --          --             63           63
 Securities valuation
  allowance, net........        --     --         --         --          590           --           590
 Net loss...............        --     --         --        (456)        --            --          (456)
                         ----------   ----   --------    -------       -----         -----     --------
Balance, December 31,
 1995...................  4,208,835     42     25,567     (3,669)         70           (34)      21,976
                         ----------   ----   --------    -------       -----         -----     --------
 Amortization of
  unearned compensation.        --     --         --         --          --             34           34
 Securities valuation
  allowance, net........        --     --         --         --          (70)          --           (70)
 Transfer to NAB
  liquidating trust.....        --     --      (6,585)       --          --            --        (6,585)
 Distributions..........        --     --     (15,298)       --          --            --       (15,298)
 Surrender of Old Stock
  in Merger............. (4,208,835)   (42)        42        --          --            --           --
 Issuance of New Stock
  in Merger--62% to
  Shareholders of Old
  NAB...................  3,156,594    316       (316)       --          --            --           --
 Contribution of Capital
  by CPS in Merger--38%
  of Common Stock to
  CPS...................  1,934,706    193      3,807        --          --            --         4,000
 Net income.............        --     --         --       1,548         --            --         1,548
                         ----------   ----   --------    -------       -----         -----     --------
Balance, December 31,
 1996...................  5,091,300   $509   $  7,217    $(2,121)      $ --          $ --      $  5,605
                         ==========   ====   ========    =======       =====         =====     ========

          See accompanying notes to consolidated financial statements.

                     NAB ASSET CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDING DECEMBER 31, 1996, 1995, AND 1994

                                                        1996     1995    1994
                                                      --------  ------ --------
                                                      (DOLLARS, IN THOUSANDS)
Cash flows from operating activities:
  Net loss from continuing operations................ $ (1,919) $  --    $--
    Adjustments to reconcile net loss to net cash
     from operating activities:
      Cash provided by discontinued operations.......    1,657   1,836     36
      Provision for losses...........................      140     --     --
      Depreciation and amortization..................      147     --     --
      Minority interest..............................       50     --     --
      Net changes in:
       Purchases of vehicle and parts inventory......   (3,446)    --     --
       Residential mortgage loans originated,
        purchased
        and sold.....................................  (11,287)    --    --
       Accounts receivable...........................   (1,487)    --     --
       Deferred income...............................      120     --     --
       Other assets..................................     (315)    --     --
       Accounts payable and accrued expenses.........    1,039     --     --
                                                      --------  ------   ----
        Net cash from (used by) operating activities.  (15,301)  1,836     36
                                                      --------  ------   ----
Cash flows from investing activities:
  Loan to Mortgage Portfolio Services................   (2,499)
  Purchases of fixed assets, net.....................     (199)    --     --
  Acquisition of businesses, net of cash required....      685     --     --
                                                      --------  ------   ----
        Net cash from (used by) investing activities.   (2,013)    --     --
                                                      --------  ------   ----
Cash flows from financing activities:
  Contribution of capital by CPS in merger...........    4,000     --     --
  Net borrowings under warehouse line of credit......   11,319     --     --
  Net borrowings under flooring line of credit.......    3,349     --     --
                                                      --------  ------   ----
        Net cash from (used by) financing activities.   18,668     --     --
                                                      --------  ------   ----
Net increase in cash and cash equivalents............    1,354   1,836     36
Cash and cash equivalents at beginning of year.......    1,961     125     89
                                                      --------  ------   ----
Cash and cash equivalents at end of year............. $  3,315  $1,961   $125
                                                      ========  ======   ====

          See accompanying notes to consolidated financial statements.

                    NAB ASSET CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Description of Business and Discontinued Operations

  NAB Asset Corporation, a Texas Corporation (the "Company" or "NAB") is primarily engaged in the mortgage lending and retail automotive sales business. Prior to June 5, 1996 the Company's business consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others.

  The Company was organized on March 31, 1991, by National Asset Bank (a bank in liquidation) (the "Bank") as a wholly-owned subsidiary of the Bank for the purpose of acquiring substantially all of the assets of the Bank through a series of transactions and agreements intended to effect the final liquidation of the Bank. The Company acquired substantially all of the assets of the Bank in consideration of the issuance by the Company of shares of its common stock, $.01 par value (the "Common Stock"), and the assumption of all the Bank's liabilities. Immediately following such acquisition, the Bank distributed the shares of Common Stock received to the holders of the Bank's common stock, (the "Bank Common Stock"), on the basis of one share of Common Stock for each ten shares of the Bank Common Stock held of record as of the close of business on July 17, 1991. Because the Company was formed for the purpose of effecting the acquisition of substantially all of the Bank's assets, the Company had only limited operating activities prior to such acquisition.

  On June 5, 1996, pursuant to the Plan and Agreement of Merger, CPS Investing Corp. ("CPS Sub"), a wholly owned subsidiary of CPS, was merged with and into NAB. Under the terms of the Plan and Agreement of Merger and in exchange for all of the outstanding shares of NAB $.01 par value common stock, the shareholders of NAB received on a pro rata basis (i) an aggregate cash distribution of $15.3 million ($3.64 per share), (ii) an undivided interest in a liquidating trust ("Liquidating Trust"), and (iii) 62% of the outstanding shares of common stock, $.10 par value (the "New Common Stock") of the new combined company which had a net asset value of $7.5 million as of the merger date. The Liquidating Trust was established for the benefit of converting the trust assets to cash for the NAB shareholders. On June 5, 1996 in connection with the Merger, NAB contributed approximately $3.0 million in cash and all of the remaining non-cash assets of NAB with a net book value of $3.7 million to the Liquidating Trust. No gain or loss was recognized by NAB in connection with the merger.

  Operating results of the discontinued operation is summarized as follows (in thousands):

                                                       FOR THE PERIOD    FOR THE YEAR ENDED
                                  FOR THE PERIOD    FROM JANUARY 1, 1996    DECEMBER 31,
                                FROM APRIL 24, 1996  TO APRIL 23, 1996   --------------------
                                  TO JUNE 5, 1996    (MEASUREMENT DATE)    1995       1994
                                ------------------- -------------------- ---------  ---------
      Revenues................        $3,013               $1,995        $   6,017  $   3,765
      Expenses................           564                  977            6,473      2,985
                                      ------               ------        ---------  ---------
      Net earnings (loss) from
       discontinued
       operations.............        $2,449               $1,018        $    (456) $     780
                                      ======               ======        =========  =========

  Revenue for the discontinued operations consisted of gain on sale of assets and interest income. Expenses consisted primarily of compensation and benefits.

  The following is a description of the Company's significant accounting and financial reporting policies:

                    NAB ASSET CORPORATION AND SUBSIDIARIES

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries, with all significant inter-company transactions being eliminated in consolidation.

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Investments in Mortgage-Backed Securities

  The investments in mortgage-backed securities, classified as available-for-sale, are carried at fair value with the unrealized gains reported as a separate component of shareholder's equity. The unrealized gains have not been recorded net of tax due to the net operating losses available to offset future taxable income.

 Residential Mortgage Loans Held for Sale

  Residential mortgage loans are stated at the lower of cost or market in the aggregate as determined by outstanding commitments from investors or current investor yield requirements.

 Vehicle and Parts Inventory

  Vehicle inventory consists of new and used vehicles held for sale and is valued at the lower of cost or market. Used vehicle reconditioning costs are capitalized as a component of inventory cost. The cost of vehicles sold is determined on a specific identification basis. Parts inventory is carried at cost.

 Property and Equipment, Net

  Property and Equipment are stated at cost. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight line basis over the estimated useful lives of depreciable assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time.

 Loans Classified as In-Substance Foreclosures

  The Company's loans classified as in-substance foreclosures are accounted for in the same manner as real estate or other repossessed assets. In these cases, although legal foreclosures may not have occurred, the Company has determined that the borrower has formally or effectively abandoned control of the collateral or the Company's sole source of repayment will arise from the operation or liquidation of the collateral. Furthermore, in the case of such loans, the Company has determined that the borrower no longer has any equity interest in the collateral securing the payment of the loan and is not believed to have the ability to realize any equity interest in the collateral in the future.

 Allowance for Losses

  A valuation allowance is provided for estimated losses on loans, loans classified as in-substance foreclosures, real estate and other repossessed assets to the extent that the cost of the assets exceeds the fair market value of those assets. In estimating fair market value, consideration is given to, among other things, the contractual terms, the borrower's financial condition and fair market value appraisals of the collateral securing the payment thereof.

                    NAB ASSET CORPORATION AND SUBSIDIARIES

 Investments in Limited Partnerships

  The Company accounts for its limited partnership investments in which subsidiaries of the Company act as general partner, under the equity method of accounting where the investment is recorded at cost and adjusted for earnings, losses and partnership distributions during the period.

 Costs in Excess of Net Assets Acquired

  Costs in excess of net assets acquired which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over five years. The Company reviews costs in excess of net assets acquired for impairment when changes in events or circumstances may affect the underlying basis of the asset.

 Revenue Recognition

  Mortgage Banking revenues consist primarily of gains or losses on sales of loans and loan origination fees. Gains or losses on sales of loans are recognized at the date of settlement and are based upon the difference between the sales price and the carrying value of the related loans. A portion of the sales price is recorded as deferred income and represents management's estimate of amounts reimbursable to the purchaser of the loans in the event of a loan prepayment prior to a period specified in the loan sales agreement, generally one to two years.

  Non-refundable fees and direct costs associated with the origination of loans are deferred and included in the carrying value until the related loan is sold.

  Automobile dealership revenue consists primarily of new and used vehicle sales. Revenue from the sale of vehicles is recognized upon delivery of the vehicle to the customer, when the sales contract is signed and when the agreed upon down payment has been received.

  Interest is recognized as revenue when earned according to the terms of the security instruments and when, in the opinion of management, it is collectable.

 Federal Income Taxes

  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance must be established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 Earnings (Loss) Per Share

  Earnings (loss) per share is computed based on the weighted average number of common shares and common share equivalents (in periods in which they have a dilutive effect) outstanding during the period.

                    NAB ASSET CORPORATION AND SUBSIDIARIES

 Statements of Cash Flows

  For the purposes of reporting cash flows, cash and cash equivalents include cash in banks, interest bearing demand deposits and U.S. Treasury bills with an original maturity of 30 days or less.

STATEMENT OF CASH FLOWS--SUPPLEMENTAL DISCLOSURES

                               DECEMBER 31,
                                   1996
                               ------------
     Interest paid--
      Corporate..............     $  --
                                  ======
     Interest paid--Mortgage
      Banking................     $  104
                                  ======
     Interest paid--
      Automobile Dealership..     $   95
                                  ======
     Non-cash activities,
      conversion of MPS loan
      to Equity in MPS.......     $2,499
                                  ======

TRANSFER TO LIQUIDATING TRUST

     Loans...................     $  129
     In-substance foreclosure
      loans..................        454
     Real Estate.............      2,733
     Other Assets............        781
     Other Liabilities.......       (493)
                                  ------
     Net non-cash transfer to
      liquidating trust......     $3,604
                                  ======

 Recent Accounting Pronouncements

  In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. It distinguishes between transfers of financial assets that are sales from transfers that are secured borrowings. SFAS 125 is effective for transactions occurring after December 31, 1996 except for certain transactions which according to Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB 125", will be effective if occurring after December 31, 1997. It is not anticipated that the financial impact of these statements will have a material effect on the Company's financial condition and results of operation.

 Reclassification

  Certain amounts for the prior periods have been reclassified to conform to the current presentation.

(2) ACQUISITIONS

  On July 10, 1996 the Company acquired from CPS 84% percent of the outstanding voting common stock of Mortgage Portfolio Services, Inc. ("MPS") for a purchase price of $300,000 in cash. The Company also acquired $2.25 million of MPS preferred stock through conversion of debt to equity and contributed approximately $249,000 to the additional paid-in capital of MPS. The MPS preferred stock acquired by the Company provides cumulative dividends at a rate of 10% per annum and has liquidation preference over the MPS common stock equal to the purchase price of the MPS preferred stock plus any accrued and unpaid dividends.

                    NAB ASSET CORPORATION AND SUBSIDIARIES

  MPS is a mortgage banking company that specializes in the purchase, origination and servicing of residential mortgage loans that do not meet traditional secondary market guidelines due to credit or employment history of the borrower, debt-to-income ratios, or the nature of the collateral.

  A summary of the assets and liabilities acquired at fair value are as follows (in thousands):

     Mortgage Loans................................................... $ 1,362
     Other Assets.....................................................   1,211
     Warehouse Line of Credit.........................................    (500)
     Other Liabilities................................................  (2,547)
                                                                       -------
     Net Assets Acquired..............................................    (474)
     Purchase Price Paid..............................................     300
                                                                       -------
     Cost in excess of Net Assets Acquired............................ $  (774)
                                                                       =======

  Costs in excess of net assets acquired totaling $774,000 was recorded at the acquisition date. Accumulated amortization of the costs in excess of net assets acquired totaled $81,000 at December 31, 1996.

  On July 8, 1996 the Company acquired 80,000 common shares or 80% of CARS USA, Inc. ("CARS") for a purchase price of $100,000. Additionally, the Company acquired $400,000 in 6% cumulative preferred stock and extended a $1,000,000 subordinated promissory note. The subordinated note bears interest at 10%, payable quarterly and requires the payment of principal beginning in 2002. At the time of the acquisition, Charles E. Bradley, Jr., a director of NAB owned 10,000 shares or 50% of the outstanding shares of CARS. Mr. Bradley, Jr. retained a 10% ownership in CARS subsequent to NAB's acquisition. On the date of acquisition CARS had liabilities with a fair value $329,000 resulting in costs in excess of net assets acquired totaling $429,000. Accumulated amortization of the cost in excess of net assets acquired totaled $27,000 at December 31, 1996.

  Selected unaudited pro forma combined results of operations for the year ended December 31, 1996, assuming the acquisition of MPS and CARS had occurred on January 1, 1996 are presented as follows (in thousands):

     Net loss from continuing operations................................ $2,039
                                                                         ======
     Net loss per share from continuing operations...................... $ 0.40
                                                                         ======

  The increase in pro forma loss from continuing operations and pro forma net loss per share from continuing operations gives effect to additional amortization of cost in excess of net assets acquired of ($120,000) which would have been incurred assuming MPS and CARS were acquired on January 1, 1996.

  As described in Note 13, subsequent to December 31, 1996, the Company entered into a definitive agreement to sell CARS.

(3) INVESTMENTS IN MORTGAGE-BACKED SECURITIES

  At December 31, 1995 all investments in mortgage-backed securities are classified as available-for-sale and are carried at their estimated market value, with the net unrealized gain or loss on investments reported as a separate component of shareholders' equity. The estimated market values reflect gross unrealized gains of $70,000 as of December 31, 1995. The stated maturities of the securities range from December 15, 2001 to June 15, 2024. There were no sales of investments in mortgage-backed securities during the years ended December 31, 1995 and 1994. All mortgage-backed securities were sold in May 1996, at a realized loss of $125,000.

                    NAB ASSET CORPORATION AND SUBSIDIARIES

(4) RESIDENTIAL MORTGAGE LOANS HELD FOR SALE

  Residential mortgage loans originated by the Company are fixed-rate or adjustable-rate, 15 to 30-year fully amortized loans, secured by first liens on single-family residential properties. Loans held for sale as of December 31, 1996 were comprised of the following:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                             AMOUNT       RATE
                                                         -------------- --------
                                                         (IN THOUSANDS)
     Adjustable-rate....................................    $ 4,999       9.99%
     Fixed-rate.........................................      7,398      11.47
                                                            -------
                                                             12,397
     Deferred loan fees, net............................        251
                                                            -------
                                                            $12,648
                                                            =======

(5) LOANS CLASSIFIED AS IN-SUBSTANCE FORECLOSURES

  Loans classified as in-substance foreclosures consisted primarily of commercial energy related loans. As of December 31, 1995, the unpaid principal balance was $2,346,000 with an allowance for losses of $1,145,000. Principal repayments and settlements in cash totaling $2,513,000 resulting in gains of $1,766,000 were recorded in the period from January 1, 1996 to June 5, 1996. The remaining net balance of $454,000 at June 5, 1996 was transferred to the liquidating trust.

(6) UNDEVELOPED COMMERCIAL REAL ESTATE

  Undeveloped commercial real estate had a cost basis of $5,491,000 at December 31, 1995, and a corresponding allowance for losses of $2,308,000. Sales totaling $593,000 resulting in gains totaling $143,000 were recorded during the period from January 1, 1996 to June 5, 1996. The remaining net balance of $2,733,000 at June 5, 1996 was transferred to the liquidating trust.

(7) VEHICLE AND PARTS INVENTORY

  Vehicle and parts inventory is comprised of the following:

                                                               DECEMBER 31, 1996
                                                               -----------------
                                                                (IN THOUSANDS)
     New Vehicles.............................................      $2,443
     Used Vehicles............................................      $1,044
     Parts....................................................      $   71
                                                                    ------
                                                                     3,558
     Allowance for losses.....................................      $ (112)
                                                                    ------
                                                                    $3,446
                                                                    ======

(8) INVESTMENTS IN LIMITED PARTNERSHIPS

  Prior to June 5, 1996 the Company acted as general partner for four limited partnerships that had been formed for the purpose of acquiring, holding, liquidating and otherwise realizing on loans and related assets. On June 5, 1996, prior to the merger and Liquidating Trust Transfer described in Note 1 the investments in limited

                    NAB ASSET CORPORATION AND SUBSIDIARIES
partnerships were sold to two former officers of NAB for $1,538,000 and resulted in a net gain of $1,066,000. The two former officers assumed the general partners responsibilities and the Company was released from all obligations. As of December 31, 1995, the Company had a capital investment in the Partnerships of approximately $724,000. Management fees from the Partnerships totaled $690,000, $2,180,000 and $1,803,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

(9) NOTES PAYABLE

  Notes Payable is comprised of the following:

                                                               DECEMBER 31,
                                                                   1996
                                                              --------------
                                                              (IN THOUSANDS)
   Mortgage Warehouse line of credit commitment of
    $15,000,000, secured by residential mortgage loans,
    interest at prime plus .5% or Libor plus 2.25%
    at the Company's option, expiring August 31, 1997........    $11,819
   Automobile flooring line of credit, total commitment of
    $2,800,000, secured
    by new vehicles, interest at 9.25%, with no stated
    maturity date............................................      2,705
   Automobile flooring line of credit with CPS, total
    commitment of $800,000,
    secured by used vehicles, interest at 11%, expiring July
    1999.....................................................        644
                                                                 -------
                                                                 $15,168
                                                                 =======

(10) STOCK OPTION PLANS

 1996 Incentive Stock Option Plan and Non-Employee Director Stock Option Plan

  In June, 1996 the Company adopted the 1996 Incentive Stock Plan and the Non-Employee Director Stock Option Plan (the "Plans") subject to approval by NAB's shareholders at the next meeting of shareholders. Under the terms of the Plans 650,000 shares of the Company's common stock are available for grant to directors, officers and other employees of the Company. The Plans are administered by a committee of directors who have the authority to determine the size, terms and timing of the grants. Options are granted at no less than fair market value and vest over a period determined by such committee. The Plans expire in June, 2006. In 1996, options to purchase 205,000 shares were granted at prices ranging from $1.70 to $2.02 with a weighted average price of $1.76. None of the options has vested. No options were exercised or canceled during 1996. All such option grants made in 1996 are subject to shareholder approval.

  In November 1995, the FASB issued Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This statement establishes financial accounting standards for stock-based employee compensation plans. SFAS 123 permits the Company to choose either a new fair value based method or the current APB Opinion 25 intrinsic value based method of accounting for its stock-based compensation arrangements. SFAS No. 123 requires pro forma disclosures of net earnings (loss) computed as if the fair value based method had been applied in financial statements of companies that continue to follow current practice in accounting for such arrangements under Opinion 25. SFAS No. 123 applies to all stock-based employee compensation plans in which an employer grants shares of its stock or other equity instruments to employees, except for employee stock ownership plans. SFAS No. 123 also applies to plans in which the employer incurs liabilities to employees in amounts based on the price of the employer's stock, i.e., stock option plans, stock purchase plans, restricted stock plans, and stock appreciation rights. The statement also specifies the accounting for transactions in which a company issues stock options or other equity instruments for services provided by non-employees or to acquire goods or services from outside suppliers or vendors.

                    NAB ASSET CORPORATION AND SUBSIDIARIES

  The Company utilizes the intrinsic value method of accounting for stock options. Had the Company used the fair market value method compensation and benefits expense would have increased $35,000, and the net loss from continuing operations would have increased by $35,000. The per share effect would not be material.

  The derived fair value of the options granted in 1996 was $210,000 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6%, an expected life of three and one-half years and expected volatility of 78%.

 Previous Plans

  Prior to the merger and Liquidating Trust Transfer, the Company had two stock grant plans, the NAB Asset Corporation 1991 Employee Restricted Stock Plan and the NAB Asset Corporation 1991 Restricted Stock Plan for Non-Employee Directors (collectively the "Previous Grant Plans").

  Under the terms of the Previous Grant Plans, a total of 160,000 shares of Company common stock (the "Restricted Stock") were available for grant to directors, officers and other key employees of the Company or its subsidiaries. The Previous Grant Plans contained vesting schedules ranging from one to five years.

  During 1995, there were no grants or forfeitures of Restricted Stock under the Previous Grant Plans. Through December 31, 1995, total grants of 50,500 and 16,500 shares of Restricted Stock were made under the Previous Grant Plans. The Company's remaining unearned compensation associated with the Previous Grant Plans totaled approximately $34,000 as of December 31, 1995. All shares were vested prior to the consummation of the merger and liquidating trust transfer.

(11) FEDERAL INCOME TAXES

  The cumulative amount of temporary differences at December 31, 1995 was approximately $10 million. The 1995 temporary difference related primarily to differences between the tax basis of assets transferred to the Company from the Bank ("Transferred Assets") and their respective book values. There were no material temporary differences at December 31, 1996, other than the net operating loss carryforward, as the Transferred Assets were disposed of in the Merger. Net deferred tax assets totaled $65.4 million and $65.7 million at December 31, 1996 and 1995, respectively with corresponding valuation allowances of $65.4 million and $65.7 million, respectively. No deferred tax assets have been recognized in the 1996 or 1995 Consolidated Financial Statements due to the fact that the realization of deferred tax assets in the future is not considered more likely than not.

  The Company has not recorded a federal income tax expense or benefit for the periods ended December 31, 1996, 1995 and 1994. At December 31, 1996, for federal income tax purposes, the Company had regular tax and alternative minimum tax net operating loss carryforwards of approximately $191 million expiring as follows:

           YEAR                                    AMOUNT
           ----                                --------------
                                               (IN THOUSANDS)
           2001...............................    $    616
           2002...............................    $ 53,530
           2003...............................    $ 42,120
           2004...............................    $ 28,004
           2005...............................    $ 11,091
           Thereafter.........................    $ 55,682
                                                  --------
                                                  $191,043
                                                  ========

  In addition, the Company has a $4.8 million State of California net operating loss carryforward which expires in 2000.

                    NAB ASSET CORPORATION AND SUBSIDIARIES

  Section 382 of the Internal Revenue Code of 1986 (Section 382), as amended, provides in general that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of such ownership change with NOLs and certain built-in losses existing at the date of such ownership change will be subject to an annual limitation. The Company's NOL's could become subject to certain limitations on utilization in the event the Company undergoes an ownership change within the meaning of
Section 382.

(12) COMMITMENTS AND CONTINGENCIES

  MPS is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to originate and sell loans and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated financial statements.

  Commitments to originate mortgage loans are agreements to provide financing at a fixed or variable interest rate subject to specific terms and a customer's creditworthiness on a case-by-case basis. These commitments have fixed expiration dates and other termination clauses and may require payment of a fee. At December 31, 1996, MPS had commitments to originate mortgage loans of approximately $3,700,000. This does not necessarily represent future cash requirements, as some portion of the commitments will expire without being drawn upon or will be declined for credit or other reasons. At December 31, 1996, MPS had no outstanding commitments to purchase loans.

  MPS has entered into loan sale agreements with investors in the normal course of business which includes standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require MPS to repurchase loans previously sold. As of December 31, 1996, MPS had no repurchase requests outstanding. In the opinion of management, the potential exposure related to MPS's loan sale agreements will not have a material adverse effect on the consolidated financial position and operating results of the Company.

  The Company conducts its business from leased facilities. Rent expense of approximately $93,000, $120,000 and $104,000 have been recorded for the years ending December 31, 1996, 1995 and 1994, respectively.

  At December 31, 1996, minimum rental commitments under all noncancelable leases with terms exceeding one year were as follows:

              YEAR
             ENDING
           DECEMBER 31
           -----------                           (IN THOUSANDS)
             1997.............................        $251
             1998.............................         187
             1999.............................          91
             2000.............................          13
             2001.............................           2
                                                      ----
                                                      $544
                                                      ====

(13) SUBSEQUENT EVENTS

  In January, 1997, the Company, through a newly created 84% owned subsidiary, NAFCO, Inc., acquired a portfolio of loans totaling $1,966,000 of which the debtors are rent-to-own and rental purchase retail operations. NAFCO, Inc. is a finance company that specializes in providing financing and consulting services to small independently owned rent-to-own retailers throughout the United States.

                    NAB ASSET CORPORATION AND SUBSIDIARIES

  Subsequent to December 31, 1996 the Company entered into a definitive agreement, subject to certain third party consents, to sell its interest in CARS for $1,500,000. The agreement calls for a down payment of $200,000 and a note for $1,300,000 of which $500,000 in principal is due on the first anniversary of the purchase and sale agreement and $800,000 is due on the second anniversary of the purchase and sale agreement. The note bears interest at 9% and interest is payable quarterly. The acquirer is a newly formed company owned by Charles E. Bradley, Sr. and Charles E. Bradley, Jr. Mr. Bradley, Sr. is the Chairman of the Board and Chief Executive Officer of the Company. Mr. Bradley, Jr. is a director of the Company.

(14) RELATED PARTY TRANSACTIONS

  Included in accounts payable and accrued expenses at December 31, 1996, is $275,000 due to CPS for investment banking and management services assistance related to the acquisitions and operations of CARS and MPS.

  As described in Note 2 in July, 1996, the Company acquired a majority interest in CARS. Mr. Charles E. Bradley, Jr., a NAB director, owns a 10% equity interest in CARS. As described in Note (13), the Company has entered into an agreement to sell CARS to a company owned by Mr. Bradley, Sr., and Mr. Bradley, Jr., both NAB directors.

  Included in notes payable is an $800,000 used car flooring line of credit with CPS. The borrowings bear interest at 11%. Interest paid under the line totaled $15,000 in 1996.

  Included in other assets is an unsecured note receivable for $80,000 from an officer of the Company. The note is due on July 1, 1999, bears no interest and may be prepaid at any time. On January 22, 1997, a $25,000 payment was made, reducing the unpaid balance to $55,000.

  During the year ended December 31, 1996, CARS purchased used vehicles from CPS totaling $725,000.

  In 1991, Emil Nakfoor, a director of the Company, was retained by the Company as a consultant. Mr. Nakfoor received a net amount of $42,000 for his service in 1994 and 1995. In 1996, Mr. Nakfoor received $19,000 for his services up to the merger between NAB and CPS Sub on June 6, 1996.

(15) BUSINESS SEGMENTS

  The Company operates in two business segments: Financial Services and Retail Automotive Sales. Prior to June 5, 1996 the Company's primary segments were
(i) ownership of real estate and collection of loans and (ii) providing management services with respect to loans and real estate owned by third parties. These segments will no longer contribute to the operations of the Company.

  For financial statement purposes the prior segments will be combined into Real Estate Services. There were no intersegment revenues.

                    NAB ASSET CORPORATION AND SUBSIDIARIES

                                           YEAR ENDING DECEMBER 31, 1996
                                    --------------------------------------------
                                                                    REAL ESTATE
                                                RETAIL               SERVICES
                                    FINANCIAL AUTOMOTIVE           (DISCONTINUED
                                    SERVICES    SALES    CORPORATE  OPERATIONS)
                                    --------- ---------- --------- -------------
                                               (DOLLARS IN THOUSANDS)
Revenues...........................  $ 1,349   $ 5,167    $   65      $ 5,033
Cost of Sales & Expenses...........   (1,732)   (6,243)     (525)      (1,566)
Intersegment Interest..............      (21)      (47)       68          --
                                     -------   -------    ------      -------
Operating Earnings (Loss)..........    $(404)  $(1,123)   $ (392)     $ 3,467
                                     =======   =======    ======      =======
Identifiable Assets................  $14,544   $ 4,609    $2,984      $   --
                                     =======   =======    ======      =======
Capital Expenditures...............     $138       $42       $19      $   --
                                     =======   =======    ======      =======
Depreciation & Amortization........      $91       $30       $26      $    75
                                     =======   =======    ======      =======

(16) FAIR VALUE OF FINANCIAL INSTRUMENTS

  Statement of Financial Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the Company disclose estimated fair value for its financial instruments. The following methods an assumptions were used in estimating the Company's fair value disclosures for financial instruments.

  Cash, accounts receivable, contracts in transit, interest receivable, accounts payable and accrued liabilities: The carrying amounts approximate fair value because of the short maturity of these instruments.

  Residential Mortgage Loans: The fair value of Residential Mortgage Loans is determined in the aggregate based on outstanding commitments from investors or current investor yield requirements. The carrying value and fair value of Residential Mortgage Loans at December 31, 1996 were approximately $12,648,000 and $13,300,000, respectively.

  Notes Payable: The fair value of the Company's notes payable are equal to the carrying value as they are short-term in nature and generally have a floating rate.

  Loan Commitments: The fair value of commitments is determined in the aggregate based on current investor yield requirements. The excess of fair value over the notional amount of loan commitments at December 31, 1996 was approximately $200,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated by reference from the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

  Pursuant to General Instruction G(3) to Form 10-K, information on executive compensation is incorporated by reference from the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Pursuant to General Instruction G(3) to Form 10-K, information on security ownership of certain beneficial owners and management is incorporated by reference from the Registrant's definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Pursuant to General Instruction G(3) to Form 10-K, information on certain relationships and related transactions is incorporated be reference from the Registrant's definitive Proxy Statement to filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (A) 1. INDEX TO FINANCIAL STATEMENTS

     Independent Auditors Report...........................................   8
     Consolidated Balance Sheets as of December 31, 1996 and 1995..........   9
     Consolidated Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994 ....................................  10
     Consolidated Statements of Changes in Shareholders' Equity for the
      years ended
      December 31, 1996, 1995 and 1994.....................................  11
     Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994.....................................  12
     Notes to Consolidated Financial Statememts............................  13

    2. FINANCIAL STATEMENT SCHEDULES

  None.

    3. EXHIBITS

  2.1  Plan and Agreement of Merger dated February 7, 1996, by and among
       Consumer Portfolio Services, Inc., CPS Investing Corp., and NAB Asset
       Corporation (Incorporated by reference to Exhibit 2.1 to Form 8-K dated
       February 28, 1996).
  3.1  Restated Articles of Incorporation (Incorporated by reference to Exhibit
       A to Appendix A to the Company's Proxy Statement dated April 23, 1996).
  3.2  Restated By-laws (Incorporated by reference to Exhibit B to Appendix A to the Company's Proxy Statement dated April 23, 1996).
 10.1  Partnership Sale Agreement dated as of February 7, 1996, by and among
       NAB Asset Corporation, JNK-1, Inc., LB 2, Inc., CLMN, Inc., MAH I, Inc.,
       Michael A. Hrebenar and Richard A. Durham (Incorporated be reference to
       Exhibit 2.2 to Form 8-K dated February 28, 1996).
 10.2* NAB Asset Corporation 1996 Incentive Stock Option Plan (filed herewith).
 10.3* NAB Asset Corporation 1996 Non-Employee Director Stock Option Plan
       (filed herewith).
 10.4  Subscription and Capital Contribution Agreement dated July 10, 1996, between NAB Asset Corporation and Mortgage Portfolio Services, Inc.
       (Incorporated by reference to Exhibit 10.1 to
       Form 8-K dated July 10, 1996.
 10.5  Stock Sale Agreement dated July 10, 1996, between NAB Asset Corporation and Consumer Portfolio Services, Inc. (Incorporated by reference to
       Exhibit 10.2 to Form 8-K dated July 10, 1996).
 10.6  Subscription Agreement dated July 8, 1996 among CARS USA, Inc., NAB
       Asset Corporation, Charles E. Bradley, Jr., Nicholas Carroll and Sandra
       C. Watt. (Incorporated by reference to Exhibit 10.3 to Form 8-K dated
       July 10, 1996.
 10.7  Warehouse Lending Agreement between Mortgage Portfolio Services and
       Guaranty Federal Bank, F.S.B. (filed herewith).
 10.8  Employment Agreement dated December 1, 1996 between NAB Asset and
       Michael W. Caton (filed herewith).
 10.9  Employment Agreement dated December 1, 1996 between James E. Hinton and
       Mortgage Portfolio Services, Inc. (filed herewith).
 10.10 Stock Purchase Agreement dated March 27, 1997 between NAB Asset
       Corporation and CARS Holdings, Inc. (filed herewith).
 21.1  Subsidiaries of the registrant.
 23    Consent of KPMG Peat Marwick LLP.

--------
*  Management Incentive Plan or Compensatory Arrangement

  (B) REPORTS ON FORM 8-K

  No reports on Form 8-K were filed during the last quarter of 1996.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Nab Asset Corporation

                                           By: /s/ Charles E. Bradley, Sr.
                                             __________________________________
                                             Charles E. Bradley, Sr.
                                             Chairman of the Board/Chief
                                             Executive Officer
                                             (Principal Executive Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


         SIGNATURE                        TITLE                    DATE
         ---------                        -----                    ----

 /s/ Charles E. Bradley, Sr.      Chairman of the Board
----------------------------     Chief Executive Officer      March 28, 1997
  Charles E. Bradley, Sr.     (Principal Executive Officer)


    /s/ Michael W. Caton                President             March 28, 1997
----------------------------   Chief Operating Officer and
      Michael W. Caton                   Director


     /s/ Alan Ferree              Senior Vice President       March 28, 1997
----------------------------     Chief Financial Officer
        Alan Ferree           (Principal Financial Officer)


  /s/ Timothy G. Hanson                 Controller            March 28, 1997
----------------------------      (Principal Accounting
     Timothy G. Hanson                   Officer)


 /s/ Robert A. Bettigole
----------------------------             Director             March 28, 1997
    Robert A. Bettigole


/s/ Charles E. Bradley, Jr.                                   March 28, 1997
----------------------------             Director
  Charles E. Bradley, Jr.


   /s/ James B. Gardner
----------------------------             Director             March 28, 1997
      James B. Gardner


   /s/ Emil A. Nakfoor
----------------------------             Director             March 28, 1997
      Emil A. Nakfoor

                                       26