Form 10-K/A
period 1996-12-31
NAB ASSET CORP
filed 1997-04-30
CIK 873458

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  FORM 10-K/A
                                Amendment No. 1

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended December 31, 1996
                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-19391

                             NAB ASSET CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Texas                                   76-0332956
         -----------------------------          --------------------------
         (State of other jurisdiction             (I.R.S. Employer
         incorporated or organization             identification No.)

         19200 Von Karman Ave., Ste 950
                Irvine, California                         92612
         -----------------------------          --------------------------
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

Yes X    No
   ---     ---.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [__]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1997, was $11,031,279 based upon the closing price as of such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                Title of Class               Outstanding at February 28, 1997
       --------------------------            --------------------------------
                Common Stock                          5,091,300
NAB Asset Corporation (the "Company") hereby amends its Annual Report on Form 10-K/A for the year ended December 31, 1996 by the addition of Items 10, 11, 12 and 13 as set forth below.

PART III

Item 10. Directors, Officers and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

                                            POSITION WITH                 BUSINESS EXPERIENCE DURING
NAME                         AGE                NAB                            PAST FIVE YEARS
-------------------          ---       ----------------------        -------------------------------------
Robert Bettigole              42       Director                      Since 1991, an independent consultant
                                                                     to develop business strategy and
                                                                     operational plans for early strategy
                                                                     and and operational plans for early
                                                                     stage companies, and served as acting
                                                                     CEO of Digital Time-Stamp, Inc. (now
                                                                     Surety Technologies, Inc.) during its
                                                                     start-up and efforts to spin out of Bell
                                                                     Communications Research (Bellcore).  From
                                                                     1986 to 1991,  Vice President of Instoria,
                                                                     Inc./Providentia, Ltd. Director of NAB
                                                                     since 1991.

Charles E. Bradley, Sr.       67       Chief Executive Officer,      Chairman of the Board of Consumer Portfolio
                                       Chairman of the Board         Services, Inc. ("CPS") since its formation
                                                                     in March 1991.  One of the founders of
                                                                     Stanwich Partners, Inc. ("Stanwich"), a
                                                                     Connecticut investment firm which acquires
                                                                     controlling interest in companies in
                                                                     conjunction with the existing operating
                                                                     management of such companies, and has been
                                                                     President, a Director and a shareholder of
                                                                     that company since its formation in 1982.
                                                                     From August 1989, served as President and
                                                                     Director of CPS Holdings, Inc., which was a
                                                                     parent holding company of CPS until September
                                                                     1995 when it was merged with and into CPS.
                                                                     Director of CPS, Zydcco Energy Corporation,
                                                                     Audits & Surveys Worldwide, Inc., DeVieg-
                                                                     Bullard, Inc. Chatwins Group, Inc., General
                                                                     Housewares Corp., Sanitas, Inc., and Texon
                                                                     Energy Corporation.  Father of Charles E.
                                                                     Bradley, Jr. Officer and director of NAB
                                                                     since 1996.

Charles E. Bradley, Jr.       37       Director                      President and director of CPS since its
                                                                     formation in March 1991.  In January 1992,
                                                                     appointed Chief Executive Officer of CPS.
                                                                     From March 1991 to September 1995, Vice
                                                                     President and a Director of CPS Holdings,
                                                                     Inc.  From April 1989 to November 1991,
                                                                     Chief Operating Officer of Barnard and
                                                                     Company, a private investment firm.  Son
                                                                     of Charles E. Bradley, Sr. Director of NAB
                                                                     since 1996.

Michael W. Caton              54       Director and President        President and Chief Operating Officer since
                                                                     June 5, 1996.  From 1995 as a consultant,
                                                                     developed business and strategic plans for
                                                                     and organized Mortgage Portfolio Services, Inc.,
                                                                     an 80%  owned subsidiary of the Company,
                                                                     Organizing founder, President and Chief
                                                                     Executive Officer of Cresent Bank & Trust,
                                                                     Cresent Mortgage Company and Crescent Banking
                                                                     Company, from 1988 to 1995. From 1982 to 1988,
                                                                     President and Chief Executive Officer of
                                                                     TimberBanc, an asset management firm for
                                                                     institutional investors. Officer and director
                                                                     of NAB since 1996.

Alan Ferree                   38       Senior Vice President,        From 1995 to 1996, Senior Vice President of
                                       Chief Financial Officer       Pacific Southwest Bank in Dallas, Texas.
                                       and Secretary                 From 1994 to 1995 an independent consultant.
                                                                     From 1989 to 1994, Executive Vice President
                                                                     of wholesale banking for Bluebonnet Savings
                                                                     Bank FSB in Dallas, Texas. Officer of NAB
                                                                     since 1997.

James E. Hinton               46       President and Chief             From 1992 to 1996 an Executive Vice President
                                       Executive Officer of Mortgage   in charge of the mortgage banking division of
                                       Portfolio Services, Inc.        Pacific Southwest Bank in Dallas, Texas.
                                       a NAB Subsidiary                Prior to 1992, President of Hinton Mortgage
                                                                       and Investment Co., in Dallas, Texas. Officer
                                                                       of Mortgage Portfolio Services, Inc. since 1996.

James B. Gardner              62       Director                        Managing Director of Service Asset Management
                                                                       Company since May 1994.  President and Chief
                                                                       Executive Officer of Pacific Southwest Bank
                                                                       F.S.B. from November 1991 to April 1994,
                                                                       Retired Vice Chairman of Banc One, Texas, NA.
                                                                       Director of NAB since 1996.

Emil A. Nakfoor               70       Director                        Independent Investor. Director of NAB since 1991.

     CPS, of which Messrs. Bradley, Sr. and Bradley, Jr. are officers and directors, is the beneficial owner of 38% of the outstanding shares of the Company's Common Stock.

BOARD AND COMMITTEE MEETINGS

     The Board of Directors met four times during the period from June 6, 1996 to December 31, 1996. Standing committees of the Board include an Audit Committee and a Compensation Committee both of which met concurrently with the Board of Directors during that period.

     The Audit Committee is comprised of Messrs. Gardner (Chairman), Bettigole and Nakfoor. All members are non-employee directors. The Committee addresses matters which include, among other things, (1) making recommendations to the Board of Directors regarding engagement of independent auditors, (2) reviewing with Company financial management the plans for, and results of, the independent audit engagement, (3) reviewing the adequacy of the Company's system of internal accounting controls, (4) monitoring the Company's internal audit program to assure that areas of potential risk are adequately covered and (5) reviewing legal and regulatory matters that may have a material impact on the Company's financial statements.

     The Compensation Committee is comprised of Messrs. Bettigole (Chairman), Nakfoor and Gardner. All members are non-employee directors. The Committee's primary functions are to determine remuneration policies applicable to the Company's executive officers and to determine the bases of the compensation of the Chief Executive Officer, including the factors and criteria on which such compensation is to be based. The Committee also administers the Company's stock option plans.

     Each director attended all Board meetings referred to above held while he served as such. Each committee member attended all committee meetings referred to above held while he served as such.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires Company's directors and executive officers, and holders of more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such officers, directors and 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of such forms that it received, or written representations from reporting persons that no Forms 5 were required for such person, the Company believes that, during fiscal 1996, all Section 16(a) filing requirements were satisfied on a timely basis except as follows:

     Timothy G. Hanson, NAB's Controller and Assistant Secretary, filed a Form 3 with the SEC on or about December 3, 1996, approximately 16 days after the due date for such filing.

     Mr. Gardner did not file a Form 3 with the SEC after he became a director in November 1996. NAB understands that he intends to file a Form 3 (or a Form 5 in lieu thereof) by May 12, 1997.

     The following conditional option grants to officers and directors made in 1996 were not reported on Section 19(a) forms filed with the SEC because the options will not become effective or become exercisable unless and until the Company's shareholders approve the options (and the plans under which they were granted) at the next annual meeting of shareholders: Mr. Bettigole (15,000 shares), Mr. Bradley, Jr. (15,000 shares), Mr. Caton (120,000 shares), Mr. Gardner (15,000 shares), Mr. Hanson (25,000 shares) and Mr. Nakfoor (15,000 shares). NAB understands that these optionees intend to file the applicable Section 16(a) forms with the SEC reporting these options by May 12, 1997 for the avoidance of doubt as to their compliance with the reporting requirements.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

     The following table sets forth the cash and non-cash compensation for NAB's executive officers and significant employees, none of whom were employed by or received any compensation from NAB prior to 1996.

                          SUMMARY COMPENSATION TABLE

                                                                               Long Term
                                                                              Compensation
                                         Annual Compensation                     Awards
                             -----------------------------------------    --------------------
                                                                          Securities Underlying        All Other
                             Fiscal Year    Salary($)      Bonus($)(1)      Options/SAR's(#)       Compensation($)(2)
Charles E. Bradley, Sr.          1996        $ 42,000       $     -                  -                 $    -
Chairman of the Board and
Chief Executive Officer(3)

Michael W. Caton,                1996         108,000        80,000            120,000                  3,300
  President(4)

James Hinton, President          1996         144,000             -                  -                      -
Mortgage Portfolio
 Services, Inc.(5)

(1) Cash bonuses for services rendered have been listed in the year earned, but were actually paid in the following year.

(2)  Car allowance.

(3)  Mr. Bradley's base salary is $100,000 per year.

(4) Mr. Caton has an employment agreement pursuant to which his minimum annual salary commencing on December 1, 1996, is $160,000 for 1996, $185,000 for 1997 and $210,000 until June 30, 1999.

(5)  Mr. Hinton's base salary is $175,000 per year.



                   OPTION/SAR GRANTS IN LAST FISCAL YEAR (1)

                                                                                                    POTENTIAL REALIZABLE
                                                                                                      VALUE AT ASSUMED
                                                                                                    ANNUAL RATES OF STOCK
                                                                                                   APPRECIATION FOR OPTION
                                          INDIVIDUAL GRANTS                                                TERM
-----------------------------------------------------------------------------------------------    -----------------------
                          NUMBER               % OF TOTAL
                        OF SECURITIES         OPTIONS/SAR'S
                         UNDERLYING            GRANTED TO
                        OPTIONS/SAR'S          EMPLOYEES        EXERCISE PRICE      EXPIRATION
         NAME            GRANTED(#)         IN FISCAL YEAR           ($/SH)            DATE           5%($)          10%($)
-------------------     --------------      ---------------     --------------      -----------    ----------     -----------
Michael W. Caton(2)         120,000              82.75%          $1,703,125          6/6/07         $128,530       $325,721

(1) Amounts set forth in table reflect the number and value of shares and options only, as NAB has issued no stock appreciation rights ("SARs").

(2) This Option was granted (subject to shareholder approval at the next annual meeting of shareholders) "at market" on the date of grant under the 1996 Incentive Stock Option Plan. The Option is exercisable over a three year period.



                AGGREGATED OPTION/SAR EXERCISES IN LAST YEAR AND
                           YEAR-END OPTION/SAR VALUES

                                                                           Number of
                                                                     Securities Underlying
                                                                          Unexercised                   Value of Unexercised
                                                                          Options/SARs                      In-The-Money
                                                                         at Year-End(1)                     Options/SARs
                        Shares acquired       Value             -----------------------------      ------------------------------
         Name           On exercise(#)      Realized($)         Exercisable    Unexercisable       Exercisable    Unexercisable
------------------      ---------------     -----------         -----------    --------------      -----------    --------------
Michael W. Caton                -              $   -                $  -        $120,000(2)            $   -       $260,625(3)

(1) Amounts set forth in the table reflect the number and value of shares and options only, as NAB has issued no SAR's.

(2) This option was granted in 1996 subject to shareholder approval at the next annual meeting of the Company's shareholders.

(3) Based on the last sale price as reported on the NASDAQ Stock Market's National Market on December 31, 1996.

DIRECTORS COMPENSATION

Directors who are officers of the Company do not receive any additional compensation for serving as directors. Directors who are not officers of the Company each receive an annual retainer of $15,000 and $750 for each meeting attended. Directors are reimbursed for out-of-pocket costs incurred in connection with attending meetings.

Directors who are not officers of the Company participate in the 1996 Non-Emmployee Director Stock Option Plan (the "Director Plan"). Under the 1996 Director Plan, options to purchase 15,000 shares of the Company's Common Stock are automatically granted to each non-employee director on the date such director is for the first time elected or appointed to the Board of Directors. Thereafter, each such director is automatically granted options to purchase 1,000 shares on the day of each annual meeting of shareholders. The exercise price for all options granted under the 1996 Plan is 100% of the fair market value of the shares on the grant date, and all options become exercisable on the later to occur of (i) the date on which the Director Plan is approved by NAB's shareholders or (ii) six months from the grant date. The options expire no later than the earlier to occur of (i) the tenth anniversary of the date of grant,
(ii) three months after the optionee ceases to be a director for any reason other than death or (iii) six months after the optionee director's death ten years after the date of grant.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

PRINCIPAL SHAREHOLDERS

     The following table sets forth the number and percentage of shares of NAB Common Stock (its only class of voting securities) owned beneficially as of February 28, 1997 (i) by each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) by each director and executive officer of the Company, and (iii) by all directors and executive officers of the Company as a group. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

                                                  NUMBER                  PERCENT
                                                 OF SHARES                OF CLASS
            NAME AND ADDRESS                       OWNED             BENEFICIALLY OWNER
-----------------------------------------        ----------          ------------------
Robert Bettigole                                         0                  *
c/o Exodermic Bridge Deek Institute, Inc.
21 Robin Hill Road
Scarsdale, NY 10583

Charles E. Bradley, Jr.                          1,934,706(1)             38.00%
c/o Consumer Portfolio Services, Inc.
2 Ada
Irvine, CA 92618

Charles E. Bradley, Sr.                          1,934,706(1)             38.00%
c/o Stanwich Partners, Inc.
One Standard Landing
62 Southfield Avenue
Stanford, CT 06902

Michael W. Caton                                         0                  *
c/o NAB Asset Corporation
19200 Von Karman Avenue
Suite 950
Irvine, CA 92612

James Gardner                                            0                  *
c/o Service Asset Management Co.
8080 North Central, Suite 1010 LB19
Dallas, TX 75206

Emil A. Nakfoor                                      3,600(2)               *
c/o Tri-Union
2801 Post Oak, Suite 400
Houston, TX 77056

All officers and directors as a group            1,938,306(3)             38.07%
(nine persons)

Consumer Portfolio Services, Inc.                1,934,706                38.00%
2 Ada
Irvine, CA 92618

Thomas E. Steyer, et al.                           573,856(4)             11.27%
c/o Farallon Capital Management, L.L.C.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111

Greenhaven Associates, Inc.                        417,825(5)              8.21%
Three Manhattanville Road
Purchase, NY 10577

Central National-Gottesman, Inc., et al.           339,825(6)              6.67%
Three Manhattanville Road
Purchase, NY 10577

 *   Indicates less than 1%

(1) These shares are owned by Consumer Portfolio Services, Inc. ("CPS"). The named individual may be deemed to be a beneficial owner of such shares because he is an executive officer and a director of CPS.

(2) Includes 225 shares which are owned by Mr. Nakfoor's wife and as to which Mr. Nakfoor (i) has no voting or investment power and (ii) disclaims beneficial ownership.

(3)  Includes the shares as to which notes (1) and (2), above, apply.

(4) Farallon Partners, L.L.C. ("FPLLC") is the general partner of 4 partnerships which collectively own 474,398 shares of NAB Common Stock (the "Partnerships' Shares") for their own accounts. Farallon Capital Management, L.L.C. ("FCMLLC") is an investment advisor to certain managed accounts which collectively own 99,458 such shares (the "Managed Account Shares"). As managing members of FPLLC and FCMLLC, David I. Cohen, Joseph
     F. Downes, Jason M. Fish, Andrew B. Fremder, William F. Mellin, Stephen L. Millham, Meridee A. Moore and Thomas F. Steyer have shared voting and investment power as to, and may be deemed to be beneficial owners of, the Partnership's Shares and the Managed Account Shares for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 ("Rule 13d-3"). As a managing member of FPLLC, Fleur E. Fairman has shared voting and investment power as to, and may be deemed to be the beneficial owner of, the Partnerships' Shares for purposes of Rule 13d-3. Each of such individuals has disclaimed beneficial ownership of such shares. The foregoing information is based solely upon the information contained in the joint Amendment No. 7 to Schedule 13D dated July 3, 1996, filed with the Securities and Exchange Commission (the "SEC") by FPLLC, FCMLLC, the individuals referred to in this Note (4) and certain others.

(5) Greenhaven Associates, Inc. ("Greenhaven"), an investment adviser under the Investment Advisers Act of 1940 that is owned and controlled by Edgar Wachenheim, III, has sole voting and investment power with respect to 131,025 such shares and shared investment power with respect to 286,800 such shares held in other customers' accounts managed by Greenhaven. No such client has an interest that relates to more than 5% of the outstanding shares of Common Stock. The above information is based upon information contained in Amendment No. 7 to a Schedule 13G dated January 6, 1997, filed with the SEC by Greenhaven.

(6) The following entities and individuals have filed with the SEC a joint Amendment No. 3 to Schedule 13G dated January 30, 1997 as to these shares:
     Central National Gottesman, Inc., Asgot Securities, Inc., Central National Gottesman Profit Sharing Trust, Sue and Edgar Wachenheim Foundation, Cenwac Securities, Inc., Cenro Corporation, Sejak Corporation, Edgar Wachenheim III, James G. Wallach, Kate W. Cassidy, Kenneth L. Wallach and Mary & James
     G. Wallach Foundation. The filing states that all persons and entities making the filing have shared power to vote and dispose of the shares covered by such filing, except that Mr. Wachenheim has sole power to vote and dispose of 21,375 of such shares.

ITEM 13.   CERTAIN TRANSACTIONS
-------------------------------

     On July 10, 1996 the Company acquired from CPS 84% percent of the outstanding voting common stock of Mortgage Portfolio Services, Inc. ("MPS") for a purchase price of $300,000 in cash. The purchase price was determined by negotiation between Charles E. Bradley, Sr. for CPS and Michael W. Caton for NAB based upon the franchise value and anticipated future earnings capacity of MPS. The transaction was approved by NAB's Board of Directors. CPS had acquired such MPS stock from Stanwich Partners, Inc. on June 20, 1996 for $25,000 pursuant to an option to purchase, as modified.

     The Company also acquired $2.25 million of MPS preferred stock from MPS on July 10, 1996 through conversion of debt to equity and contributed approximately $249,000 to the additional paid-in capital of MPS. On June 27, 1996, MPS used a portion of the proceeds from a loan by NAB (subsequently converted by NAB to preferred equity, as described above) to redeem certain shares of MPS preferred stock then owned by CPS for $1,056,000, the amount specified for redemption of such shares in MPS's Certificate of Incorporation.

     On July, 8, 1996, the Company acquired a majority interest in CARS USA,
Inc. (CARS).   Mr. Charles E. Bradley, Jr. a NAB director, owns a 10% equity interest in CARS. Subsequent to year-end the Company has entered into an agreement to sell its interest in CARS (subject to third party consents) to a company owned by Mr. Bradley, Sr., and Mr. Bradley, Jr., both NAB directors, for a purchase price of $1,500,000. This transaction has been approved by the Company's Board of Directors.

     CARS has an $800,000 used car flooring line of credit with CPS. The borrowings bear interest at 11%. Interest paid under the line totaled $15,000 in 1996. During the year ended December 31, 1996, CARS purchased used vehicles from CPS totaling $725,000. At December 31, 1996 the Company has a liability to CPS totaling $275,000 for investment banking and management services assistance related to the acquisition and operations of CARS and MPS.

     NAB paid $19,000 to Mr. Nakfoor, a director, for consulting services from January 1 to June 6, 1996.

     In connection with his relocation the Company advanced $80,000 to Mr. Caton upon his employment in 1996. The advance is due in three years, bears no interest and is unsecured. In January 1997, Mr. Caton repaid $25,000 of this advance.

SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        NAB ASSET CORPORATION


Date:  April 30, 1996                   /s/ Michael W. Caton
                                        ---------------------------------------
                                            Michael W. Caton
                                            President, Chief Operating
                                              Officer



Date:  April 30, 1996                  /s/  Alan Ferree
                                      -----------------------------------------
                                            Alan Ferree
                                            Senior Vice President,
                                              Chief Financial Officer