Form 10-Q
period 1997-03-31
NAB ASSET CORP
filed 1997-05-14
CIK 873458

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 1997

[_]   Transition report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from         to
                                                          --------   -------

Commission file number 0-19391



                             NAB ASSET CORPORATION
            -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Texas                                                 76-0332956
------------------------                                  ----------------------
(State of Incorporation)                                     (I.R.S. Employer
                                                          Identification Number)

19200 Von Karman Ave., Ste. 950, Irvine, CA                         92612
-------------------------------------------               ----------------------
  (Address of principal executive offices)                       (Zip code)


      Registrant's telephone number, including area code:  (714) 475-4444



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

As of March 31, 1997, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I -- Financial Information.

Item 1. Financial Statements

                             NAB ASSET CORPORATION
                               and Subsidiaries
                          Consolidated Balance Sheets
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                March 31,          December 31,
                Assets                            1997                1996
                ------                          ---------          ------------
Cash and cash equivalents                        $ 2,312             $ 3,315
Receivables:
  Commercial loans held for investment, net        1,271                   -
  Residential mortgage loans held for sale        11,144              12,648
  Other receivables                                  124               1,092
Vehicle and parts inventory                            -               3,446
Property and equipment, net                          408                 340
Costs in excess of net assets acquired, net          668               1,095
Net assets of discontinued operations                220                   -
Other assets                                         160                 201
                                                 -------             -------
                                                 $16,307             $22,137

   Liabilities and Shareholders' Equity
   ------------------------------------

Liabilities:
Notes payable:
  Mortgage warehouse line of credit               10,085              11,819
  Automobile flooring lines of credit                  -               3,349
Accounts payable and accrued expenses                525               1,194
Deferred income                                      246                 120
                                                 -------             -------
    Total liabilities                             10,856              16,482
                                                 -------             -------
Minority interest                                     68                  50

Shareholders' equity (note 1):
Common stock: $.10 par value, 30,000,000
 authorized shares
 5,091,300 issued and outstanding at March 31,
 1997 and December 31, 1996                          509                 509
Additional paid-in capital                         7,217               7,217
Accumulated deficit                               (2,343)             (2,121)
                                                 -------             -------
  Total shareholders' equity                       5,383               5,605
                                                 -------             -------
                                                 $16,307             $22,137
                                                 =======             =======

         See accompanying notes to consolidated financial statements.

                             NAB ASSET CORPORATION
                               and Subsidiaries
                     Consolidated Statements of Operations
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                              Three months ended March 31,
                                                  1997           1996
                                               ----------     ----------
Revenues:
  Gains on sales of loans                      $    1,370     $
  Interest income                                     525
  Other operating revenues                            119
                                               ----------     ----------
    Total revenues                                  2,014             --
                                               ----------     ----------

Costs and expenses:
  Compensation and benefits                         1,221
  Interest expense                                    269
  General and administrative                          521
  Minority interest in earnings                        18
                                               ----------     ----------
    Total costs and expenses                        2,029             --
                                               ----------     ----------

Net loss from continuing operations                   (15)            --

Net earnings (loss) from discontinued
  operations, net of income taxes:
    Retail automobile sales                          (207)            --
    Real estate services                               --            891
                                               ----------     ----------

Net earnings (loss)                            $     (222)    $      891
                                               ==========     ==========
Net loss per share from
  continuing operations                        $       --     $       --
                                               ==========     ==========
Net earnings (loss) per share                  $    (0.04)    $     0.21
                                               ==========     ==========
Weighted average number of common
  and common equivalent shares outstanding      5,091,300      4,208,835
                                               ==========     ==========

         See accompanying notes to consolidated financial statements.

                             NAB ASSET CORPORATION
                               and Subsidiaries
                     Consolidated Statements of Cash Flows
                            (dollars in thousands)
                                  (unaudited)

                                               Three months ended March 31,
                                                  1997              1996
                                               ----------         ---------
Cash flows from operating activities:
  Net loss from continuing operations           $   (15)           $     -
    Adjustments to reconcile net loss
     to net cash from operating
     activities:
      Cash provided by discontinued
       operations                                  (207)               504
      Depreciation and amortization                  71                  -
      Minority interest                              18                  -
      Net changes in:
        Residential mortgage loans
         originated, purchased and sold           1,504                  -
        Accounts receivable                         127                  -
        Deferred income                             126                  -
        Other assets                                403                  -
        Net increase in net assets of
         discontinued operations                     30                  -
        Accounts payable and accrued
         expenses                                    52                  -
                                                -------            -------
          Net cash from operating
           activities                             2,109                504
                                                -------            -------

Cash flows from investing activities:
  Commercial loans purchased                     (1,390)                 -
  Principal collections on commercial loans         119                  -
  Purchases of fixed assets, net                   (107)                 -
                                                -------            -------
    Net cash from (used by) investing
     activities                                  (1,378)                 -
                                                -------            -------
Cash flows from financing activities:
  Net borrowings under warehouse line of
   credit                                        (1,734)                 -
                                                -------            -------
    Net cash from (used by) financing
     activities                                  (1,734)                 -
                                                -------            -------
Net increase in cash and cash equivalents        (1,003)               504
Cash and cash equivalents at beginning of
 period                                           3,315              1,961
                                                -------            -------
Cash and cash equivalents at end of period      $ 2,312            $ 2,465
                                                =======            =======
Supplemental disclosure of cash flow
 information:
  Cash paid during the period
    Interest                                    $    44            $     -
                                                =======            =======

         See accompanying notes to consolidated financial statements.

Notes to the Financial Statements

(1)  Summary of Business and Significant Accounting Policies

     NAB Asset Corporation, a Texas Corporation (the "Company" or "NAB") is primarily engaged in the financial services business. Prior to June 5, 1996 the Company's business consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others. As discussed in Note (3), the Company has entered into a definitive agreement to sell its retail automotive sales business. The company has reported the results of the segment as discontinued operations for financial statement purposes.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share". SFAS 128 supersedes APB Opinion No. 15, ("APB 15") "Earnings per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 will replace the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. SFAS 128 will also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator of the diluted

EPS computation. This statement shall be effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. The Company has determined that this statement will have no significant impact on the financial position or results of operations for 1997.


(2)  Basis of Financial Statement Presentation

     The consolidated balance sheets of the Company as of March 31, 1997, the related consolidated statements of operations for the three months ended March 31, 1997 and 1996 and the related consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. These statements reflect, in the opinion of management, all material adjustments consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated balance sheets of the Company as of March 31, 1997, and results of consolidated operations for the three months ended March 31, 1997 and 1996 and consolidated cash flows for the three months ended March 31, 1997 and 1996. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 1997.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on SEC Form 10-K for the year ended December 31, 1996.


(3)  Subsidiary Operations

     Investment in Mortgage Portfolio Services, Inc. On July 10, 1996, NAB acquired from CPS 84 percent of the outstanding voting common stock of Mortgage Portfolio Services, Inc. ("MPS") for a purchase price of $300,000 in cash. The remaining common stock of MPS is owned by its management. NAB also acquired $2.25 million of MPS preferred stock through conversion of debt to equity and contributed approximately $249,000 to the additional paid-in capital of MPS. The MPS preferred stock acquired by NAB provides for cumulative dividends at a rate of 10% per annum and has a liquidation preference over the MPS common stock equal to the purchase price of the MPS preferred stock plus any accrued and unpaid dividends.

     MPS is a mortgage banking company with headquarters in Dallas that specializes in the purchase, origination and servicing of residential mortgage loans that do not meet traditional secondary market guidelines due to credit or employment history of the borrower, debt-to-income ratios, or the nature of the collateral. MPS originated $41.63 million in loans for the three months ending March 31, 1997.

     INVESTMENT IN NAFCO, INC.   In January, 1997, NAB acquired 84 percent of
the voting common stock and preferred stock of a newly created entity, NAFCO, Inc., for a purchase price of $1,501,000. The NAFCO preferred stock acquired by NAB provides for cumulative dividends at a rate of 10% per annum and has a liquidation preference over the NAFCO common stock plus any accrued and unpaid dividends.

In January, 1997, NAFCO, Inc. acquired a portfolio of loans of which the debtors are rent-to-own and rental purchase retail operations with a principal balance of $1,966,000 at a discount for a net purchase price of $1,227,000. The discount of $739,000 is being amortized in accordance with FASB 91 and will be
fully amortized by March, 2001.   NAFCO, Inc. is a finance company that
specializes in providing financing and consulting services to small independently owned rent-to-own retailers throughout the United States.

     DISPOSITION OF CARS USA, INC. In March of 1997, NAB entered into a definitive agreement, subject to certain third party consents, to sell its interest in CARS for $1,500,000. The agreement calls for a down payment of $200,000 and a note for $1,300,000 of which $500,000 in principal is due on the first anniversary of the purchase and sale agreement and $800,000 is due on the second anniversary of the purchase and sale agreement. The note bears interest at 9% and is payable quarterly. The acquirer is a newly formed company owned by Charles E. Bradley, Sr. and Charles E. Bradley, Jr. Mr. Bradley, Sr. is the Chairman of the Board and Chief Executive Officer of NAB and Mr. Bradley, Jr. is a director of NAB. The $1,300,000 note is guaranteed by Mr. Bradley, Sr. The expected disposal date is to occur in May of 1997.

       As a result of the decision to divest NAB of its retail automobile sales company, all related operating activity was reported as discontinued operations for financial reporting purposes. The operating results of the discontinued retail automobile sales company for the three months ended March 31, 1997 are summarized as follows:

       Total revenue                            $ 2,198,968
       Total expenses                            (2,405,585)
                                                -----------
       Net (loss) from discontinued operations  $  (206,617)
                                                -----------

       The assets and (liabilities) of the discontinued retail automobile sales segment at March 31, 1997, were as follows:

       Vehicle and parts inventory              $ 3,112,985
       Other assets                                 467,689
       Goodwill                                     392,981
       Automobile flooring lines of credit       (3,026,157)
       Accounts payable and accrued expenses       (727,076)
                                                -----------
       Net assets of discontinued operations    $   220,422
                                                -----------

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in understanding of the Company's financial position as of March 31, 1997, and results of operations for the period from January 1 through March 31, 1997 compared to the quarter ended March 31, 1996. The notes to the Company's consolidated financial statements included in this report and the Company's annual Report on Form 10-K for the year ended December 31, 1996 and the notes thereto, should be read in conjunction with this discussion.

     General

     The Company's primary operations are mortgage lending, commercial lending to rental purchase (sometimes referred to as "rent to own") businesses, and retail automobile sales. As discussed in Item 1, on March 26, 1997, the Board of Directors approved a definitive agreement, subject to certain third party consents, to sell its interest in CARS. Prior to the Merger on June 5, 1996, the Company's primary operations consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others. For financial statement purposes, the retail automobile sales operations have been classified as discontinued operations.

     Results of Operations

     Results of operations for the three months ended March 31, 1997 reflected a net loss from continuing operations of $15,000, or $(0.00) per share, and a net loss from discontinued operations of $207,000, or $(0.04) per share. Income from the discontinued real estate operations for the three months ended March 31, 1996 were $891,000, or $0.21 per share.

     Revenues from continuing operations for the three months ended March 31, 1997, was $2,014,000. Included in revenues were gains on sales of loans of $1,370,000 and other operating revenues, including interest of $644,000.

     Operating expenses relating to continuing operations for the three months ended March 31, 1997, were $2,029,000, and consist primarily of costs and expenses associated with mortgage banking operation of $1,616,000. The costs and expenses of the mortgage banking operations were comprised primarily of compensation and benefit expenses of $968,000 and general and administrative expenses of $376,000.

     Liquidity and Capital Resources

     At March 31, 1997, NAB had approximately $2,312,000 in cash and cash equivalents compared to $2,465,000 at March 31, 1996.

     The Company's primary requirements for liquidity is to fund MPS's mortgage loans and NAFCO's rental purchase loans. MPS currently has in place a line of credit totaling $15,000,000 for which it can finance 97% of the mortgage loan principal balance, and NAFCO is currently negotiating a line of credit with a financial institution. NAFCO has not yet begun to originate any new loan business.

     It is anticipated that both MPS and NAFCO will require, and the Company believes it can obtain, additional financing to support the growth of MPS's and NAFCO's loan production.

     CARS incurred a $207,000 loss for the period of January 1, 1997 to March 31, 1997. As discussed in Item 2 above, the company has entered into a definitive agreement for the sale of CARS. It is not anticipated that, subsequent to the sale of CARS, any additional capital will be utilized in the retail automotive sales line of business.

     The Company anticipates that any material capital expenditure requirements relating to the operations can be funded with existing liquidity or additional bank borrowings that can be obtained on terms no less favorable than it's current bank borrowings.

Item 6:   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               1) EX-27 Financial Data Schedule.

     (b)  Reports on Form 8-K

               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               Dated:  May 14, 1997


               By:  /s/ Michael W. Caton
                    -------------------------------------------------
                    Michael W. Caton
                    President and Chief Operating Officer

               By:  /s/ Alan Ferree
                    -------------------------------------------------
                    Alan Ferree
                    Senior Vice President and Chief Financial Officer