Form 10-Q
period 1997-06-30
NAB ASSET CORP
filed 1997-08-12
CIK 873458

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Quarterly Period ended  June 30, 1997

[_]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from         to

Commission file number 0-19391



                             NAB ASSET CORPORATION
                       -------------------------------
            (Exact name of registrant as specified in its charter)

                   Texas                                  76-0332956
-------------------------------------------    -------------------------------
         (State of Incorporation)              (I.R.S. Employer Identification
                                                           Number)
19200 Von Karman Ave., Ste. 950, Irvine, CA                 92612
-------------------------------------------    -------------------------------
 (Address of principal executive offices)                 (Zip code)

      Registrant's telephone number, including area code:  (714) 475-4444


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]    No  [_]

As of June 30, 1997, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I  Financial Information
Item 1.  Financial Statements

                             NAB ASSET CORPORATION
                                and Subsidiaries
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                   June 30,    December 31,
                 Assets                              1997          1996
                 ------                            --------    ------------
Cash and cash equivalents                           $ 3,321         $ 3,315
Receivables:
     Commercial loans held for
      investment, net                                 1,587               -
     Residential mortgage loans held
      for sale                                       13,667          12,648
     Other receivables                                  122           1,092
Note receivable from the sale of CARS
 USA                                                  1,300               -
Vehicle and parts inventory                               -           3,446
Property and equipment, net                             472             340
Costs in excess of net assets acquired,
 net                                                    650           1,095
Other assets                                            196             201
                                                    -------         -------
     Total Assets                                   $21,315         $22,137
                                                    =======         =======
        Liabilities and Shareholders' Equity
        ------------------------------------

Liabilities:
Notes payable:
     Mortgage warehouse line of credit               12,599          11,819
     Note payable to affiliate                          800               -
     Automobile flooring lines of credit                  -           3,349
Accounts payable and accrued expenses                   566           1,194
Deferred income                                         370             120
                                                    -------         -------
          Total Liabilities                          14,335          16,482
                                                    -------         -------
Minority interest                                        59              50

Shareholders' equity (note 1):
Common stock:  $.10 par value,
 30,000,000 authorized shares:
 5,091,300 shares issued and
 outstanding at June 30, 1997
 and December 31, 1996                                  509             509
Additional paid-in capital                            7,217           7,217
Accumulated deficit                                    (805)         (2,121)
                                                    -------         -------
          Total shareholders' equity                  6,921           5,605
                                                    -------         -------
                                                    $21,315         $22,137
                                                    =======         =======

          See accompanying notes to consolidated financial statements

                             NAB ASSET CORPORATION
                                and Subsidiaries
                     Consolidated Statements of Operations
                   (dollars in thousands, except share data)
                                  (unaudited)

                                            Three months ended June 30,
                                               1997            1996
                                           ------------    ------------
Revenues:
     Gains on sales of loans                 $    1,921      $        -
     Interest income                                597              10
     Other operating revenues                       200               -
                                              ---------       ---------
          Total revenues                          2,718              10

Costs and expenses:
     Compensation and benefits                    1,393              27
     Interest expense                               289               -
     Bad debt expense                                 7               -
     General and administrative                     772              21
     Minority interest in earnings                   39               -
                                             ----------      ----------
         Total costs and expenses                 2,500              48
                                             ----------      ----------
Net earnings (loss) from continuing
 operations                                         218             (38)

Net earnings (loss) from discontinued
 operations, net of income taxes:
     Retail automobile sales                        (64)              -
     Real estate services                             -           2,576
     Gain on disposal of CARS USA                 1,384               -
                                             ----------      ----------
Net earnings                                 $    1,538      $    2,538
                                             ==========      ==========
Net earnings (loss) per share from
 continuing operations                       $     0.04      $    (0.01)
                                             ==========      ==========
Net earnings per share                       $     0.29      $     0.50
                                             ==========      ==========
Weighted average number of common and
 common equivalent shares outstanding
 from continuing and discontinued
 operations                                   5,296,300       5,091,300
                                             ==========      ==========

          See accompanying notes to consolidated financial statements

                             NAB ASSET CORPORATION
                                and Subsidiaries
                     Consolidated Statements of Operations
                   (dollars in thousands, except share data)
                                  (unaudited)

                                            Six months ended June 30,
                                               1997           1996
                                           -----------    -----------

Revenues:
     Gains on sales of loans                $    3,291     $        -
     Interest income                             1,123             10
     Other operating revenues                      318              -
                                            ----------     ----------
          Total revenues                         4,732             10

Costs and expenses:
     Compensation and benefits                   2,614             27
     Interest expense                              558              -
     Bad debt expense                                7              -
     General and administrative                  1,293             21
     Minority interest in earnings                  57              -
                                            ----------     ----------
          Total costs and expenses               4,529             48
                                            ----------     ----------
Net earnings (loss) from continuing
 operations                                        203            (38)

Net earnings (loss) from discontinued
 operations, net of income taxes:
     Retail automobile sales                      (271)             -
     Real estate services                            -          3,467
Gain on disposal of CARS USA                     1,384              -
                                            ----------     ----------
Net earnings                                $    1,316     $    3,429
                                            ==========     ==========
Net earnings (loss) per share from
 continuing operations                      $     0.04     $    (0.01)
                                            ==========     ==========
Net earnings per share                      $     0.25     $     0.67
                                            ==========     ==========
Weighted average number of common and
 common equivalent shares outstanding
 from continuing and discontinuing
 operations                                  5,296,300      5,091,300
                                            ==========     ==========

          See accompanying notes to consolidated financial statements

                             NAB ASSET CORPORATION
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                  (unaudited)

                                            Six months ended June 30,
                                               1997           1996
                                           ------------    ----------
Cash flows from operating activities:           $   203       $   (38)
     Net earnings (loss) from
      continuing operations
        Adjustments to reconcile net
         earnings (loss) to net cash
         from operating activities:
        Cash (used in) provided by
         discontinued operations                   (176)        1,657
        Proceeds from sale of CARS USA              200             -
        Depreciation and amortization               137             -
        Minority interest                            57             -
        Net changes in:
          Residential mortgage loans
           originated, purchased and sold        (1,019)            -
          Provision for credit losses                 7             -
          Other receivables                          37             -
          Deferred income, net                      250             -
          Other assets                              361          (113)
          Accounts payable and accrued
           expenses                                 206            58
                                            -----------     ---------
            Net cash from operating
             activities                             263         1,564

Cash flows from investing activities:
     Loan to Mortgage Portfolio Services,
      Inc.                                            -        (2,999)
     Commercial loans purchased and
      originated                                 (1,797)            -
     Principal collections on
      commercial loans                              204             -
     Purchases of  property and
      equipment                                    (244)            -
                                            -----------     ---------
            Net cash (used by)
             investing activities                (1,837)       (2,999)

Cash flows from financing activities:
     Contribution of capital by CPS in
      merger                                          -         4,000
     Net borrowings under warehouse
      line of credit                                780             -
     Proceeds from note payable to
      affiliate                                     800             -
                                            -----------     ---------
            Net cash from financing
             activities                           1,580         4,000
                                            -----------     ---------
Net increase in cash and cash
 equivalents                                          6         2,565
Cash and cash equivalents at beginning
 of period                                        3,315         1,961
                                            -----------     ---------
Cash and cash equivalents at end of
 period                                         $ 3,321       $ 4,526
                                            ===========     =========

          See accompanying notes to consolidated financial statements

Notes to the Financial Statements

(1)  Summary of Business and Significant Accounting Policies

     NAB Asset Corporation, a Texas Corporation (the "Company" or "NAB") is primarily engaged in the financial services business. Prior to June 5, 1996 the Company's business consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others. As discussed in Note (2), on June 27, 1997, the Company sold its retail automotive sales business. The company has reported the results of the segment as discontinued operations for financial statement purposes.

     The Company was organized on March 31, 1991, by National Asset Bank (a bank in liquidation) (the "Bank") as a wholly-owned subsidiary of the Bank for the purpose of acquiring substantially all of the assets of the Bank through a series of transactions and agreements intended to effect the final liquidation of the Bank. On July 17, 1991, the shareholders of the Bank approved such transactions and the Acquisition Agreement and Plan of Reorganization (the "Acquisition Agreement"). Accordingly, the Company acquired substantially all of the assets of the Bank in consideration of for the issuance by the Company of shares of its 's common stock, $.01 par value (the "Common
Stock"), and the assumption of all the Bank's liabilities. Immediately following such acquisition, the Bank distributed the shares of Common Stock received to the holders of the Bank's common stock, $.01 par value (the "Bank Common Stock"), on the basis of one share of Common Stock for each ten shares of the Bank Common Stock held of record as of the close of business on July 17, 1991. Because the Company was formed for the purpose of effecting the acquisition of substantially all of the Bank's assets, the Company had only limited business operating activities prior to such acquisition.

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

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings per Share". SFAS 128 supersedes APB Opinion No. 15, "Earnings per Share" ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 will replace the presentation of primary EPS with a presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. SFAS 128 will also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company has determined that this statement will have no significant impact on the financial position or results of operations for 1997.

In February 1997, the FASB issued Statement of Financial Standards, "Disclosure of Information about Capital Structure" (SFAS 129). This statement shall be effective for the financial statements for both interim and annual periods ending after December 15, 1997. It is not expected that the issuance of FASB No. 129 will require significant revision of prior disclosures since the Statement lists required disclosures that had been included in a number of previously existing separate statements and opinions.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is in the process of determining the impact, if any, this statements will have on the Company.

                                           Six months ended June 30,
                                               1997          1996
                                           -------------   ---------
Supplemental disclosure of cash flow
 information:
     Cash paid during the period
        Interest                                  $  300       $   -

     Non-cash disclosure
          Note received from sale of
           CARS                                   $1,300       $   -


(2)  Basis of Financial Statement Presentation

     The consolidated balance sheet of the Company as of June 30, 1997, the related consolidated statements of operations for the three month and six month periods ended June 30, 1997 and 1996 and the related statements of cash flows for the six month periods ended June 30, 1997 and 1996 are unaudited. These statements reflect, in the opinion of management, all material adjustments consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated balance sheet of the Company as of June 30, 1997, and results of consolidated operations for the three month and six month periods ended June 30, 1997 and 1996 and the consolidated cash flows for the six month periods ended June 30, 1997 and 1996. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 1997.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and therefore do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on SEC form 10-K for the year ended December 31, 1996.


(3)  Subsidiary Operations

     Investment in Mortgage Portfolio Services, Inc. On July 10, 1996, NAB acquired from CPS 84 percent of the outstanding voting common stock of Mortgage
Portfolio Services, Inc. ("MPS") for a purchase price of $300,000 in cash.   The
remaining common stock of MPS is owned by its management. NAB also acquired $2.25 million of MPS preferred stock through conversion of debt to equity and contributed approximately $249,000 to the additional paid-in capital of MPS.
The MPS preferred stock acquired by NAB provides for cumulative dividends at a rate of 10% per annum and has a liquidation preference over the MPS common stock equal to the purchase price of the MPS preferred stock plus any accrued and unpaid dividends. At June 30, 1996, just prior to the acquisition, the Company had advanced MPS $2,999,000 of which $2,499,000 was subsequently converted to equity as described above and $500,000 was repaid to the Company.

     MPS is a mortgage banking company with headquarters in Dallas that specializes in the purchase, origination and servicing of residential mortgage loans that do not meet traditional secondary market guidelines due to credit or employment history of the borrower, debt-to-income ratios, or the nature of the collateral. MPS originated $40.79 million in loans for the three months ending June 30, 1997 and $82.42 million in loans for the six months ended June 30, 1997.

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

     In January, 1997, NAFCO, Inc. acquired a portfolio of loans of which the debtors are rent-to-own and rental purchase retail operations with a principal balance of $1,966,000 at a discount for a net purchase price of $1,227,000.
The discount of $739,000 is being amortized in accordance with FASB 91 and will fully amortize by March, 2001. NAFCO, Inc. is a finance company that specializes in providing financing and consulting services to small independently owned rent-to-own retailers throughout the United States.

     Disposition of CARS USA, Inc. On June 27, 1997, NAB sold its interest in CARS for $1,500,000. The Company received a down payment of $200,000 and a note for $1,300,000 of which $500,000 in principal is due on the first anniversary of the purchase and sale agreement and $800,000 is due on the second anniversary of the purchase and sale agreement. The note bears interest at 9% and is payable quarterly. The acquirer is a newly formed company owned by Charles E. Bradley, Sr. and Charles E. Bradley, Jr. Mr. Bradley, Sr. is the Chairman of the Board and Chief Executive Officer of NAB, and Mr. Bradley, Jr. is a director of NAB.

       As a result of the decision to divest NAB of its retail automobile sales company, all related operating activity was reported as discontinued operations for financial reporting purposes. The operating results of the discontinued retail automobile sales company are summarized as follows:


                                For the period from    For the period from
                                  April 1, 1997 to     January 1, 1997 to
                                   June 27, 1997          June 27, 1997
                                --------------------   -------------------
Total revenues:                     $ 3,185,000             $ 5,384,000
Total expenses:                      (3,249,000)             (5,655,000)
                                    -----------             -----------
Net loss from discontinued
 operations:                        $  (64,000)             $ (271,000)
                                    ===========             ===========


PART II - Other Information
Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion is intended to assist in the understanding of the Company's financial position as of June 30, 1997, and results of operations for the period from April 1, 1997 through June 30, 1997 compared to the three months ended June 30, 1996, and January 1 through June 30, 1997 compared to the six months ended June 30, 1996. The notes to the Company's consolidated financial statements included in this report and the Company's annual Report on Form 10-K for the year ended December 31, 1996 and the notes thereto, should be read in conjunction with this discussion.

      General

       The Company's primary operations are mortgage lending and commercial lending to rental purchase (sometimes referred to as "rent to own") businesses. As discussed in Item 1, on

June 27, 1997, the Company sold its interest in CARS USA, a retail automotive dealership. Prior to the Merger on June 5, 1996, the Company's primary operations consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others. For financial statement purposes, the retail automobile sales operations have been classified as discontinued operations.

     Results of Operations

     Results of operations for the three months ended June 30, 1997 reflected net earnings from continuing operations of $218,000, or $0.04 per share, and a net loss from discontinued operations of ($64,000), or $(0.01) per share. Loss from operations for the three months ended June 30, 1996 was ($38,000), or $(0.01) per share. Earnings from the discontinued real estate operations for the three months ended June 30, 1996 was $2,576,000 and $3,467,000 for the six months ended June 30, 1996.

     Revenues from continuing operations for the three months ended June 30, 1997, were $2,718,000. Included in revenues were gains on sales of loans of $1,921,000, other operating revenues of $200,000, and interest of $597,000.

     Operating expenses relating to continuing operations for the three months ended June 30, 1997, were $2,500,000, and consist primarily of costs and expenses associated with the mortgage banking operation of $1,642,000. The costs and expenses of the mortgage banking operations were comprised primarily of compensation and benefit expenses of $1,130,000 and general and administrative expenses of $512,000.

     Results of operations for the six months ended June 30, 1997, reflected net earnings from continuing operations of $203,000 or $0.04 per share, and a net loss from discontinued operations of ($271,000) or $(0.05) per share. Loss from operations for the six months ended June 30, 1996 was ($38,000) or $(0.01) per share. Earnings from the discontinued real estate operations for the six months ended June 30, 1997 was $3,467,000.

     Revenues from continuing operations for the six months ended June 30, 1997 were $4,732,000. Included in revenues were gains on sales of loans of $3,291,000, other operating revenues of $318,000, and interest of $1,123,000.

     Operating expenses relating to continuing operations for the six months ended June 30, 1997 were $4,529,000 and consist primarily of cost and expenses associated with the mortgage banking operation of $2,989,000. The costs and expenses of the mortgage banking operations were comprises primarily of compensation and benefit expenses of $2,099,000 and general and administrative expenses of $890,000.


     Liquidity and Capital Resources

     At June 30, 1997, NAB had approximately $3,321,000 in cash and cash equivalents compared to $3,315,000 at December 31, 1996.

     The Company's primary requirements for liquidity is to fund MPS's mortgage loans and NAFCO's rental purchase loans. MPS currently has in place a line of credit totaling $35,000,000 for which it can finance 97% of the mortgage loan principal balance and is currently negotiating an increase in the line of credit to $80,000,000. NAFCO has obtained a $5,000,000 line of credit from a financial institution secured by loans to rental purchase/rent-to-own businesses.

     The Company has a short-term loan totaling $800,000 from Stanwich Financial Services Corp. (SFSC). The loan bears interest at 14% and is due August 27, 1997. Charles E. Bradley, Sr., who is an officer and director of NAB, and Charles E. Bradley, Jr., who is a director of NAB, together own a majority interest in SFSC.

     It is anticipated that both MPS and NAFCO will require, and the Company believes it can obtain, additional financing to support the growth of MPS's and NAFCO's loan production.

     CARS incurred a $271,000 loss for the period of January 1, 1997 to June 27, 1997. As discussed in Item 2 above, the company sold its interest in CARS on June 27, 1997.

     The Company anticipates that any material capital expenditure requirements relating to the operations can be funded with existing liquidity or additional bank borrowings that can be obtained on terms no less favorable than it's current bank borrowings.

Item 6:  Exhibits and Reports on Form 8-K

     (a)  Exhibits

                1) Financial Data Schedule.

     (b)  Reports on Form 8-K

                None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                Dated:  August 12, 1997


                By:  /s/ Michael W. Caton
                     --------------------
                     Michael W. Caton
                     President and Chief Operating Officer

                     By:  /s/ Alan Ferree
                          ----------------
                     Alan Ferree
                     Senior Vice President and Chief Financial Officer