Form 10-Q
period 1997-09-30
NAB ASSET CORP
filed 1997-11-14
CIK 873458

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the Quarterly Period ended September 30, 1997


[_]   Transition report pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 for the transition period from _______________ to _______________


Commission file number 0-19391



                             NAB ASSET CORPORATION
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Texas                                       76-0332956
-------------------------------          ---------------------------------------
    (State of Incorporation)             (I.R.S. Employer Identification Number)


 2 Ada, Suite 100, Irvine, CA                             92618
-------------------------------          ---------------------------------------
(Address of principal executive                        (Zip code)
           offices)


      Registrant's telephone number, including area code:  (714) 790-8000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X    No
    -------    -------

As of September 30, 1997, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I - Financial Information
Item 1.  Financial Statements


                             NAB ASSET CORPORATION
                                and Subsidiaries
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)
                                  (unaudited)


                                                   September 30,       December 31,
                                                       1997                1996
                                                   -------------       ------------
                     Assets
                     ------
Cash and cash equivalents                             $13,010             $ 3,315
Receivables:
     Commercial loans held for investment, net          1,591                   -
     Residential mortgage loans held for sale          50,348              12,648
     Other receivables                                  1,928               1,092
Note receivable from the sale of CARS USA               1,300                   -
Vehicle and parts inventory                                 -               3,446
Property and equipment, net                             1,072                 340
Costs in excess of net assets acquired, net               808               1,095
Other assets                                              749                 201
                                                      -------             -------
          Total Assets                                $70,806             $22,137
                                                      =======             =======

         Liabilities and Shareholders' Equity
         ------------------------------------
Liabilities:
Notes payable:
     Mortgage warehouse line of credit                 53,758              11,819
     Notes payable to affiliate                         6,800                   -
     Automobile flooring lines of credit                    -               3,349
Accounts payable and accrued expenses                   2,115               1,194
Deferred income                                           474                 120
                                                      -------             -------
          Total Liabilities                            63,147              16,482
                                                      -------             -------
Minority interest                                         192                  50

Shareholders' equity (note 1):
Common stock: $.10 par value, 30,000,000
  authorized shares:
  5,091,300 shares issued and outstanding at
  September 30, 1997 and December 31, 1996                509                 509
Additional paid-in capital                              7,217               7,217
Accumulated deficit                                      (259)             (2,121)
                                                      -------             -------
          Total shareholders' equity                    7,467               5,605
                                                      -------             -------
                                                      $70,806             $22,137
                                                      =======             =======

          See accompanying notes to consolidated financial statements

                             NAB ASSET CORPORATION
                                and Subsidiaries
                     Consolidated Statements of Operations
                 (dollars in thousands, except per share data)


                                  Three months ended September 30,     Nine months ended September 30,
                                       1997              1996                1997              1996
                                       ----              ----                ----              ----
Revenues:
     Gains on sales of loans        $    2,924         $      338         $    6,215         $      338
     Interest income                       839                 70              1,961                 80
     Other operating revenues              958                 73              1,277                 73
                                    ----------         ----------         ----------         ----------
          Total revenues:                4,721                481              9,453                491

Costs and expenses:
     Compensation and benefits           2,398                636              5,011                663
     Interest expense                      740                  9              1,298                  9
     General and administrative            904                136              2,204                157
     Minority interest in earnings         133                  -                191                  -
                                    ----------         ----------         ----------         ----------
          Total costs and expenses       4,175                781              8,704                829
                                    ----------         ----------         ----------         ----------

Net earnings (loss) from
Continuing operations                      546               (300)               749               (338)

Net earnings (loss) from dis-
 Continued operations,
 Net of income taxes:
     Retail automobile sales                 -               (126)              (271)              (126)
     Real estate services                    -                  -                  -              3,467
Gain on disposal of CARS USA                 -                  -              1,384                  -
                                    ----------         ----------         ----------         ----------
Net earnings (loss)                 $      546         $     (426)        $    1,862         $    3,003
                                    ==========         ==========         ==========         ==========
Net earnings (loss) per share from
Continuing operations               $     0.11         $    (0.06)        $     0.15         $    (0.07)
                                    ==========         ==========         ==========         ==========
Weighted average number of
 Common and common equivalent
 Shares outstanding from
 Continuing operations               5,091,300          5,091,300          5,091,300          5,091,300
                                    ==========         ==========         ==========         ==========

          See accompanying notes to consolidated financial statements

                             NAB ASSET CORPORATION
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                  (unaudited)

                                                                  Nine months ended September 30,
                                                                    1997             1996
                                                                  ---------         -------
Cash flows from operating activities:                             $   749           $  (338)
  Net earnings (loss) from continuing operations
     Adjustments to reconcile net earnings  (loss) to net cash
      from operating activities:
        Cash (used in) provided by discontinued operations           (176)              527
        Proceeds from sale of CARS USA                                200                 -
        Depreciation and amortization                                 251                57
        Minority interest                                             191                25
        Net changes in:
          Residential mortgage loans originated,
           purchased and sold                                       4,156             2,110
          Provision for credit losses                                  18                31
          Other receivables                                        (1,797)             (699)
          Deferred income, net                                        354                 -
          Other assets                                               (286)             (174)
          Accounts payable and accrued expenses                     1,677                75
                                                                  -------           -------
            Net cash from operating activities                      5,337             1,614

Cash flows from investing activities:
  Loan to Mortgage Portfolio Services, Inc.                             -            (2,999)
  Commercial loans purchased and originated                        (1,610)                -
  Principal collections on commercial loans                            19                 -
  Acquisition of businesses, net of cash acquired                    (524)              685
  Purchases of property and equipment                                (327)             (120)
                                                                  -------           -------
            Net cash (used by) investing activities                (2,442)           (2,434)

Cash flows from financing activities:
  Contribution of capital by CPS in merger                              -             4,000
  Proceeds from note payable to affiliate                           6,800                 -
                                                                  -------           -------
            Net cash from financing activities                      6,800             4,000
                                                                  -------           -------
Net increase in cash and cash equivalents                           9,695             3,180
Cash and cash equivalents at beginning of period                    3,315             1,961
                                                                  -------           -------
Cash and cash equivalents at end of period                        $13,010           $ 5,141
                                                                  =======           =======

          See accompanying notes to consolidated financial statements

Notes to the Financial Statements

(1)  Summary of Business and Significant Accounting Policies

     NAB Asset Corporation, a Texas Corporation (the "Company" or "NAB") is primarily engaged in the financial services business. Prior to June 5, 1996 the Company's business consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others. As discussed in Note (2), on June 27, 1997, the Company sold its retail automotive sales business. The company has reported the results of these segments as discontinued operations for financial statement purposes.

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

     On June 5, 1996, pursuant to the Plan and Agreement of Merger, CPS Investing Corp. ("CPS Sub"), a wholly owned subsidiary of Consumer Portfolio Services, Inc. ("CPS"), was merged with and into NAB. Under the terms of the Plan and Agreement of Merger and in exchange for all of the outstanding shares of NAB $.01 par value common stock, the shareholders of NAB received on a pro rata basis (i) an aggregate cash distribution of $15.3 million ($3.64 per share), (ii) an undivided interest in a liquidating trust ("Liquidating Trust"), and (iii) 62% of the outstanding shares of common stock, $.10 par value (the "New Common Stock") of the new combined company which had a net asset value of $7.5 million as of the merger date. The Liquidating Trust was established for the benefit of converting the trust assets to cash for the NAB shareholders. On June 5, 1996 in connection with the Merger, NAB contributed approximately $3.0 million in cash and all of the remaining non-cash assets of NAB with a net book value of $3.7 million to the Liquidating Trust. No gain or loss was recognized by NAB in connection with the merger.


                                                           Nine months ended September 30,
                                                                   (in thousands)
                                                           ------------------------------
                                                              1997               1996
                                                            --------           --------
Supplemental disclosure of cash flow information:
  Cash paid during the period
        Interest                                             $  391               $9

  Non-cash disclosure
         Note received from sale of CARS                     $1,300               $-

(2)  Basis of Financial Statement Presentation

          The consolidated balance sheet of the Company as of September 30, 1997, the related consolidated statements of operations for the three month and nine month periods ended September 30, 1997 and 1996 and the related statements of cash flows for the nine month periods ended September 30, 1997 and 1996 are unaudited. These statements reflect, in the opinion of management, all material adjustments consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated balance sheet of the Company as of September 30, 1997, and results of consolidated operations for the three month and nine month periods ended September 30, 1997 and 1996 and the consolidated cash flows for the nine month periods ended September 30, 1997 and 1996. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 1997.

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

          MPS is a mortgage banking company with headquarters in Dallas, Texas that specializes in the purchase, origination and servicing of residential mortgage loans that do not meet traditional secondary market guidelines due to credit or employment history of the borrower, debt-to-income ratios, or the nature of the collateral (sub-prime). MPS originated $60.41 million in loans for the three months ending September 30, 1997 and $142.83 million in loans for the nine months ended September 30, 1997.

          On August 31, 1997 MPS acquired the retail single family mortgage production facilities and related personnel of a Dallas-based financial institution for $724,000. Additional payments over the next two years may be required depending on the volume of loan originations. The production unit (PAMCO) primarily originates conventional and government insured mortgage loans. For the month of September PAMCO originated $46.9 million in mortgage loans of which $679,000 were sub-prime. PAMCO originates single family mortgage loans through 10 retail branches in 5 states. Including the retail production of PAMCO, MPS originated $107.31 million in mortgage loans for the three months ended September 30, 1997 of which $61.1 million was sub-prime and for the nine months ended September 30, 1997 originations totaled $189.73 million of which $143.51 million was sub-prime. For the period from July 10, 1996 (acquisition date) to September 30, 1996, MPS originated $9.25 million in sub-prime mortgage loans.

A summary of the PAMCO assets and liabilities acquired at fair value are as follows (in thousands):

  Property and equipment                              $ 560
  Other Assets                                          125
  Accounts payable and accrued expenses                (161)
                                                      -----

  Net Assets acquired                                   524
  Purchase price paid                                   724
                                                      -----
  Cost in excess of net assets acquired               $ 200
                                                      =====

     Investment in NAFCO, Inc. In January, 1997, NAB acquired 84 percent of the voting common stock and 100% of the preferred stock of a newly created entity, NAFCO, Inc., for a purchase price of $1,501,000. The common stock investment totaled $1,000 and the preferred stock investment totaled $1,500,000. On September 30, 1997 the Company acquired an additional $3,500,000 in preferred stock.

     In January, 1997, NAFCO, Inc. acquired a portfolio of loans of which the debtors are rent-to-own and rental purchase retail operations with a principal balance of $1,966,000 at a discount for a net purchase price of $1,227,000.
The discount of $739,000 will fully amortize by March, 2001.   NAFCO, Inc. is a
finance company that specializes in providing financing and consulting services to small independently owned rent-to-own retailers throughout the United States.


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

       As a result of the decision to divest NAB of its retail automobile sales company, all related operating activity was reported as discontinued operations for financial reporting purposes. The operating results of the discontinued retail automobile sales company are summarized as follows:


                                             For the period from
                                             January 1, 1997 to
                                                 June 27, 1997
                                             -------------------
Total revenues:                                   $ 5,384,000
Total expenses:                                    (5,655,000)
                                                  -----------
Net loss from discontinued operations:            $  (271,000)
                                                  ===========

PART II - Other Information
Item 1.  Legal Proceedings

          NAB and CARS USA, Inc. ("CARS") are defendants in a suit filed on July 30, 1997 in the United States District Court for the Central District of California, Case No. 97-0199RT, by Al Washington ("Mr. Washington"), his wife and two dependents of his. CARS was a subsidiary of NAB until June, 1997, when NAB sold its interest in CARS.

          The Complaint alleges that Mr. Washington was wrongfully terminated as an employee of CARS on January 15, 1997, that the plaintiffs were not given notice of their purported right to continue group health insurance coverage pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985 ("COBRA") and that Mr. Washington has incurred uninsured medical expenses in connection with the treatment of brain cancer. The plaintiffs seek statutory penalties of $400 per day under COBRA until such time as the COBRA notice is given, unspecified compensatory damages alleged to be in excess of $100,000, punitive damages, reimbursement of their attorney's fees and other costs of suit.

          The position of NAB and CARS in this suit is that Mr. Washington was never an employee of CARS, that the plaintiffs were not entitled to COBRA notice or coverage and that the plaintiffs are not entitled to any recovery.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion is intended to assist in the understanding of the Company's consolidated financial position as of September 30, 1997 and it's consolidated results of operations for the periods (1) from July 1, 1997 through September 30, 1997 compared to the three months ended September 30, 1996, and
(2) January 1 through September 30, 1997 compared to the nine months ended September 30, 1996. The notes to the Company's consolidated financial statements included in this report and the Company's annual Report on Form 10-K for the year ended December 31, 1996 and the notes thereto, should be read in conjunction with this discussion.

      General

       The Company's primary operations are mortgage lending and commercial lending to rental purchase (sometimes referred to as "rent to own") businesses. As discussed in Item 1, on June 27, 1997, the Company sold its interest in CARS USA, a retail automotive dealership. Prior to the Merger with CPS Sub on June 5, 1996, the Company's primary operations consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others. For financial statement purposes, the retail automobile sales operations have been classified as discontinued operations.

      Results of Operations

      Three months ended September 30, 1997 compared to three months ended September 30, 1996

          Results of operations for the three months ended September 30, 1997 reflected net earnings from continuing operations of $546,000, or $0.11 per share. Loss from continuing operations for the three months ended September 30, 1996 was ($300,000), or $(0.06) per share.

          Revenues from continuing operations for the three months ended September 30, 1997, were $4,721,000. Included in revenues were gains on sales of loans of $2,924,000, other operating revenues of $958,000, and interest of $839,000. Revenues from continuing operations for the three months ending September 30, 1996 totaled $481,000 of which $338,000 were gains on sales of loans.

          Operating expenses relating to continuing operations for the three months ended September 30, 1997, and 1996 were $4,175,000 and $781,000, respectively. Operating expenses consisted primarily of costs and expenses associated with the mortgage banking operation of $2,857,000 and $603,000 respectively. The costs and expenses of the mortgage banking operations were comprised of compensation and benefit expenses of $2,128,000 and $545,000 and general and administrative expenses of $629,000 and $58,000 for the three months ended September 30, 1997 and 1996, respectively.

      Nine months ended September 30, 1997 compared to nine months ended September 30, 1996

          Results of operations for the nine months ended September 30, 1997, reflected net earnings from continuing operations of $749,000 or $0.15 per share, and a net loss from the discontinued automotive operations of ($271,000) and a gain on the disposition of CARS USA of $1,384,000. Loss from continuing operations for the nine months ended September 30, 1996 was ($338,000) or $(0.07) per share. Earnings from the discontinued real estate operations for the nine months ended September 30, 1996 was $3,467,000 and the loss from the discontinued automotive operations totaled ($126,000) for the same period.

          Revenues from continuing operations for the nine months ended September 30, 1997 were $9,453,000. Included in revenues were gains on sales of loans of $6,215,000, other operating revenues of $1,277,000, and interest of $1,961,000. Revenues from continuing operations for the nine months ended September 30, 1996 totaled $491,000 of which $338,000 were gains on sales of loans.

          Operating expenses relating to continuing operations for the nine months ended September 30, 1997 and 1996 were $7,406,000 and $820,000, respectively. Operating expenses consisted primarily of cost and expenses associated with the mortgage banking operation of $5,787,000 and $603,000 respectively. The costs and expenses of the mortgage banking operations were comprised of compensation and benefit expenses of $4,226,000 and $545,000 and general and administrative expenses of $1,561,000 and $58,000 for the nine months ended September 30, 1997 and 1996, respectively.

          Liquidity and Capital Resources

          At September 30, 1997, the Company had approximately $13,010,000 in cash and cash equivalents compared to $3,315,000 at December 31, 1996.

          During the quarter ended September 30, 1997, MPS increased its credit line to $75,000,000. Interest is payable based on a spread over the one month LIBOR index and the line matures August, 1998.

          NAFCO has obtained a $5,000,000 line of credit with a bank. Interest accrues at the prime rate plus 1% and the line expires on April 30, 1998. The line of credit is secured by NAFCO's commercial loans receivable. No borrowings have been incurred under the line.

          In August 1997 the Company has borrowed $3,500,000 under a $5,000,000 unsecured loan from Stanwich Financial Services Corp. (SFSC). The line is to be used to fund additional investments in MPS. The line bears interest at 16% per year payable quarterly. The principal amount of the loan is due in August 2002 but may be prepaid at any time without penalty.

          In June the Company borrowed $800,000 from SFSC pursuant to an unsecured promissory note. The loan bears interest at 14% per year payable quarterly. The loan had an original due date of August 27, 1997. The maturity date has been extended to September 30, 2000. The loan is pre-payable at any time without penalty.

          In September 1997 the Company borrowed $2,500,000 from SFSC pursuant to an unsecured promissory note. The note bears interest at 14% per year payable quarterly. The principal is due September 30, 2000 and may be prepaid at anytime without penalty. A fee of 1% of the principal amount is payable in connection with the granting of the loan.

          Charles E. Bradley, Sr., who is an officer and director of NAB, and Charles E. Bradley, Jr., who is a director of NAB, together own a majority interest in SFSC.

          It is anticipated that both MPS and NAFCO will require, and the Company believes it can obtain, additional financing to support the growth of MPS's and NAFCO's loan production. The Company anticipates that any material capital expenditure requirements relating to the operations can be funded with existing liquidity.

Item 6:  Exhibits and Reports on Form 8-K

(a)    Exhibits

       10.11 $800,000 Promissory Note dated June 27, 1997 issued by NAB to SFSC.

       10.12 $5,000,000 Credit Line Note dated August 28, 1997 issued by NAB to SFSC.

       10.13 $2,500,000 Promissory Note dated September 30, 1997 issued by NAB to SFSC.

       10.14 Second Restated Credit Agreement between Mortgage Portfolio Services, Inc. and Guaranty Federal Bank, F.S.B.

       10.15 Revolving Warehouse Line of Credit Loan Agreement between NAFCO, Inc. and First American Bank Texas, SSB.

       10.16 Stockholders Agreement dated as of May 1, 1997 between MPS, NAB and Executives.

       10.17 Option Agreement dated as of May 1, 1997 between MPS, NAB and Manager.

       27    Financial Data Schedule.

(b)    Reports on Form 8-K

              None.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


               Dated:  November 12, 1997


               By:  /s/ Michael W. Caton
                    --------------------
                    Michael W. Caton
                    President and Chief Operating Officer


               By:  /s/ Alan Ferree
                    ----------------
                    Alan Ferree
                    Senior Vice President and Chief Financial Officer