Form 10-K
period 1997-12-31
NAB ASSET CORP
filed 1998-03-31
CIK 873458

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
               ------------------------------------------------
                            Washington, D.C.  20549
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal year ended December 31, 1997
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19391

                             NAB ASSET CORPORATION
                             ---------------------
             (Exact name of registrant as specified in its charter)


                  Texas                                 76-0332056
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                 Identification No.)

              2 Ada, Suite 100                             92618
                 Irvine, CA                             (Zip Code)
           (Address of principal
             executive offices)

       Registrant's telephone number, including area code: (714) 790-8000

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [_].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998, was $15,273,900 based upon the closing price as of such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

                 Title of Class                Outstanding at March 20, 1998
                 --------------                -----------------------------
           Common Stock...............                     5,091,300


                      DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12 and 13, will be included in a definitive proxy statement to be filed on or before April 30, 1998 pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART 1

Item 1. Business

                                  The Company

     NAB Asset Corporation, (the "Company" or "NAB") is a financial services company primarily engaged in the residential lending business. The Company commenced operations in July 1991 following its acquisition and assumption of substantially all the assets and liabilities of National Asset Bank (a bank in liquidation) (the "Bank"). The Bank was formed in 1988 in connection with the merger of Allied Bancshares, Inc. ("Allied") with a subsidiary of First Interstate Bancorp ("First Interstate") for the purpose of liquidating various non-performing loan and real estate assets held by Allied and its subsidiaries for the benefit of the prior Allied stockholders.

     On June 5, 1996, pursuant to a Plan and Agreement of Merger, CPS Investing Corp. ("CPS Sub"), a wholly owned subsidiary of Consumer Portfolio Services, Inc. ("CPS"), was merged with and into NAB (the "Merger"). Under the terms of the Plan and Agreement of Merger and in exchange for all of the outstanding shares of NAB $.01 par value common stock, the shareholders of NAB received on a pro rata basis (i) an aggregate cash distribution of $15.3 million ($3.64 per share), (ii) an undivided interest in a liquidating trust ("Liquidating Trust"), and (iii) 62% of the outstanding shares of common stock, $.10 par value (the "New Common Stock") of the new combined company which had a net asset value of $7.5 million as of the merger date. The Liquidating Trust was established for the benefit of converting the trust assets to cash for the NAB shareholders. On June 5, 1996 in connection with the Merger, NAB contributed approximately $3.0 million in cash and all of the remaining non-cash assets of NAB with a net book value of $3.7 million to the Liquidating Trust. No gain or loss was recognized by NAB in connection with the merger. In exchange for a $4 million contribution to NAB, CPS received 38% or 1,934,706 shares of the New Common Stock of NAB.

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

     Prior to June 5, 1996, the Company's business consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the accounts of others. The Company's business activities were limited to the ownership, collection and sale of the assets acquired by the Company from the Bank, the investment in and management of four privately held limited partnerships formed for the purpose of acquiring non-performing and other troubled loans.

     The Company and its subsidiaries employ a total of 274 persons.

The Business

Mortgage Banking

     On July 10, 1996 the Company acquired from CPS 84% of the outstanding common stock of Mortgage Portfolio Services, Inc. ("MPS") for a purchase price of $300,000. The Company also acquired all of the outstanding shares of MPS preferred stock for $2.25 million, through conversion of debt to equity, and contributed $249,000 to the additional paid-in capital of MPS.

     MPS, which was organized in October 1995 and began business operations in April 1996, is a Dallas, Texas based mortgage lender whose customers are typically home purchasers and owners who cannot access traditional lending institutions for financing because of job stability, credit problems or type of property (sub-prime).

     On August 31, 1997, MPS acquired the fixed assets and employed the personnel of the single family mortgage lending division of Pacific Southwest Bank ("PSB"), a Dallas based savings and loan. A premium of $200,000 was paid for the operation. Additionally, amounts of up to $800,000 may be payable over the two year period to August 31, 1999 depending on mortgage loan origination volumes. The division, Pacific American Mortgage Company ("PAMCO") is primarily engaged in mortgage lending through ten retail branches in six states. Substantially all PAMCO mortgage loan originations are conventional conforming, non-conforming and government insured mortgages (prime).

     A summary of the PAMCO assets and liabilities acquired at fair value are as follows (in thousands):

     Property and equipment                      $ 560
     Other assets                                  125
     Accounts payable and accrued expenses        (160)
                                                 -----
        Net assets acquired                        525
     Purchase price paid                           725
                                                 -----
     Cost in excess of net assets acquired       $ 200
                                                 =====

     The mortgage loan production of MPS for 1997 and 1996 is summarized as follows (in thousands):

                                                           1997                                    1996
                                     -----------------------------------------------             ---------
                                      Prime               Sub-Prime            Total               Total
                                     --------             ---------          -------             ---------
Retail
Originations obtained
from the consumer
through the branch
operations                           $150,621             $  6,362           $156,983             $     -

Wholesale
Loans received from
mortgage brokers and
closed in MPS's name                   11,096              145,305            156,401              28,752

Correspondent
Closed loans purchased
 from other mortgage
 originators                                -               59,567             59,567               6,747
                                     --------             --------           --------             -------
                                     $161,717             $211,234           $372,951             $35,499
                                     ========             ========           ========             =======

     Total 1997 and 1996 originations by state are as follows (in thousands):

                                           1997                                             1996
                          -------------------------------------            --------------------------------------
                          Total Originations   Percent of Total            Total Originations    Percent of Total
                          ------------------   ----------------            -------------------   ----------------
Texas                           $136,222              37%                          $17,813                50%
Tennessee                         36,953              10                             1,546                 4
California                        36,326              10                               511                 1
Colorado                          24,056               6                             1,253                 4
Florida                           20,376               5                             2,983                 8
North Carolina                    19,904               5                             3,037                 9
All others (30)                   99,114              27                             8,356                24
                                --------              ---                          -------               ---
                                $372,951              100%                         $35,499               100%
                                ========              ===                          =======               ===

     MPS also has a division that services construction loans that are made to consumers. These loans are originated through the PAMCO branches. The construction loans are originated in conjunction with the customers permanent mortgage (one-time closings). The outstanding principal balance of these loans is $13,091,000 at December 31, 1997. Approximately 85% of the outstanding balance are loans in which the collateral is located in Northern California.

     MPS has 40 wholesale account executives in six states and 64 account executives soliciting loans through its branch network in six states. As of December 31, 1997 MPS had 257 employees. The wholesale operation originates loans from 36 states and the retail operation originates mortgage loans in six states. MPS sells all of its mortgage originations for cash on a servicing released basis.

Competition and Other Risks

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

     In connection with financing MPS's mortgage loans receivable, most financial institutions will not finance 100% of the loan amount. MPS will be required to contribute, in addition to the normal costs of operating the origination function, one to four percent of the loan amount. MPS must generate sufficient cash flow from sales of mortgage loans to fund the negative cash flow associated with the origination of its loans.

     The contractual arrangements associated with the sale of loans require, for a specified period of time, generally one to two years, indemnification for loans that prepay or default. A significant increase in prepayments or defaults related to the loans sold would have a significant negative impact on the liquidity and financial condition of MPS.

     The business of MPS could be negatively affected if there is a downturn in the economy in the geographic areas served by MPS, which results in a decline for consumer credit or in real estate values. If originations decline, sales of mortgage loans, the main source of MPS's revenue will also decline. Declining real estate values inhibit the borrower's ability to refinance and obtain cash based on the value of his/her property.

     Fluctuations in interest rates may adversely affect MPS's loan production. Substantial increases in long term interest rates generally result in a decline in mortgage originations. A large decline in interest rates may result in unusually large prepayments which, under the terms of the contracts governing MPS's sales of mortgage loans, could require MPS to reimburse the purchasers of such loans for a portion of the servicing release premium paid by them for such loans. Approximately 35% of MPS's loan production is at a fixed rate of interest. If short-term interest rates rise, MPS's borrowing cost would increase, resulting in a decline in the spread (the difference between interest received on loans and paid on borrowings) MPS earns. Additionally, prices paid for the Company's loans may be negatively impacted.

     Several of MPS's competitors have announced substantial writedowns of their residual interests in loans that have been securitized. The writedowns have
been incurred as a result of an incorrect assessment of prepayment risk.    MPS
currently sells its mortgage production for cash and as a result does not have residual interests recorded on its balance sheet. Additionally, MPS has approximately $500,000 in deferred income and reserves to cover early prepayments and defaults under its contracts to sell loans. As a result of the writedowns that have occurred, many of MPS's competitors have announced that they will begin to sell a substantial portion of their loan production for cash instead of securitizing the loans and recording non-cash gains. This could result in a substantial increase in the quantity of loans that are sold in the same manner that MPS sells its loans and negatively impact the prices MPS receives for its mortgage loan production. Currently, MPS intends to continue to sell its loan production for cash, however, if the prices paid for the loans do not reflect the economic value of the mortgages, MPS may consider securitizing a portion of its production.

     During 1997, approximately $137,000,000 of the Company's $198,000,000 in sub-prime loan sales were to two customers. The gains as a result of those sales approximated $6,300,000 or 37% of the total revenues of the Company.

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

Construction Lending

     On December 30, 1997 the Company, through a newly formed 86% owned subsidiary, Construction Portfolio Funding, Inc. ("CPFI") acquired approximately $53,000,000 in single family construction loans from PSB. A premium of $250,000 was paid in addition to the principal balances acquired.

     Additionally on December 30, 1997, CPFI acquired $2,000,000 in residential lot loans from NAFCO, Inc., ("NAFCO") an 84% owned subsidiary of NAB that were acquired from PSB in November, 1997.

     CPFI is engaged in the business of providing financing to residential homebuilders for the construction of single family residences and to a lesser extent acquisition and development loans, lot loans and model home loans to those homebuilders. As a part of the acquisition of loans from PSB and NAFCO, CPFI acquired construction and lot loans to individuals. It is currently CPFI's intent to discontinue lending to individuals. In connection with the acquisition CPFI hired ten employees of PSB. A summary of CPFI's outstanding balances as of December 31, 1997 are as follows (in thousands):

     Residential Construction Loans              $44,935
     Acquisition and Development Loans             2,526
     Lot Loans to Builders                         2,614
     Model Home Loans                              3,221
     Construction and lot loans to individuals     2,415
                                                 -------
     Total                                       $55,711
                                                 =======

     CPFI's total commitments under these loans, if fully funded, are $96,963,000.

     CPFI underwrites each individual homebuilder and determines a guidance limit under which each homebuilder is limited as to the total commitment from CPFI for individual construction loans, acquisition and development loans, lot loans and model home loans. The homebuilder is also generally restricted as to the amount of speculative or unsold homes that may be financed by CPFI. Depending on the size of the guidance limit a senior officer and/or a credit committee consisting of senior officers and members of the board of directors of CPFI must approve the guidance limits. The specific terms of the guidance limits, such as interest rates and terms, are determined by the homebuilder's historical and projected sales volume, historical financial performance, financial strength, inventory turnover and other qualitative information. At December 31, 1997 the guidance limits range from $600,000 to $12,000,000. All guidance lines provide for a variable interest rate based upon the prime rate.

     CPFI currently has construction loans in six states, Texas, Arizona, California, Colorado, Nevada, New Mexico and Georgia. There are 49 homebuilder customers in those states.

     A summary of the outstanding principal balances by state as of December 31, 1997 are as follows:

                          Principal Balance               Number of
                           (in thousands)                Homebuilders
                          -----------------              ------------
       Texas                   $29,048                        25
       Arizona                  14,374                         8
       California                4,193                         3
       Nevada                    4,193                         4
       Colorado                  2,966                         6
       New Mexico                  703                         2
       Georgia                     234                         1
                               -------                        --
       Total:                  $55,711                        49
                               =======                        ==

Competition and Other Risks

     The competition CPFI faces comes from a number of different financial institutions, generally local banks and savings and loans and, to a lesser extent, large publicly held banks, savings and loans, consumer finance companies and real estate investment trusts. Many of these competitors have a lower cost of funds, greater financial resources and access to capital and a more developed and sophisticated operational infrastructure. CPFI intends to compete with these financial institutions by emphasizing customer service and providing funds to smaller builders that may not attract the larger financial institutions.

     CPFI assumes credit risk as a result of its investment in construction loans. The company seeks to mitigate its risk by instituting strict operating controls and underwriting guidelines. CPFI also limits its funding of speculative construction (spec housing), acquisition and development loans and lot loans depending on the homebuilders financial strength. Also, CPFI evaluates and monitors its homebuilding customers and establishes allowances for loan losses based on trends in the portfolio and economic conditions within the markets in which it lends.

     The earnings of CPFI are dependent on the spread between the interest it receives on the loan portfolio and what it pays for the financing of the portfolio. CPFI intends to grow the portfolio and the ability to do so is dependent upon the expansion of its credit facilities at a reasonable cost. Additionally, CPFI is required to fund a portion of each loan with its own available cash. CPFI must generate sufficient cash flow from its operations in order to fund growth in the portfolio.

     The business of CPFI could be negatively impacted by a downturn in the local economies of its customers. Typically slowdowns in the economy result in falling demand for housing which would inhibit the portfolio growth and subject CPFI to additional credit risk. An increase in long-term interest rates also reduces demand, as mortgages become more expensive for the homebuyer. A large increase in short-term interest rates will increase the cost of building homes which, the builder, may or may not be able to pass through to the homebuyers. If interest costs cannot be passed through to the homebuyers, the homebuilder's profit margins suffer and CPFI incurs additional credit risk.

     Most of CPFI's customers are small homebuilders with less capital than many of their competitors. As a result, the CPFI customer has less pricing flexibility and financial capability to compete with the large homebuilders. If larger more financially secure homebuilders enter the local market of a CPFI customer, CPFI could be subjected to additional credit risk.

Commercial Lending

     In January 1997, the Company, through a newly formed 84% owned subsidiary NAFCO, Inc., ("NAFCO") acquired a portfolio of loans of which the debtors are the rent-to-own and rental purchase businesses. The principal balance of the loans totaled $1,966,000 and was purchased for $1,292,000. The discount of $674,000 is being amortized in proportion to and over the life of the portfolio.

     Since the initial acquisition NAFCO has originated two additional loans with a total commitment of $750,000.

     The Company is currently reviewing alternatives for NAFCO that may include a sale of the portfolio, diversification of NAFCO's lending capabilities or continuation of NAFCO's focus on lending to rental purchase operators.

Disposition of CARS USA, Inc.

     On June 27, 1997, the Company sold its interest in CARS USA, Inc. for $1,500,000. The Company received a down payment of $200,000 and a note for $1,300,000 of which $500,000 in principal is due on the first anniversary of the purchase and sale agreement and $800,000 is due on the second anniversary of the purchase and sale agreement. The note bears interest at 9% and is payable quarterly. The acquiror was a newly formed company owned by Charles E. Bradley, Sr. and Charles E. Bradley, Jr. Mr. Bradley, Sr. is the Chairman of the Board and Chief Executive Officer of the Company, and Mr. Bradley, Jr. is a director of NAB.

     For the period from January 1, 1997 to June 27, 1997 the Company incurred a $271,000 loss related to the discontinued operation. As a result of the sale, the Company recorded a $1,384,000 gain.

Acquisition of Stanwich Financial Services Corp.

     On March 2, 1998 the Company acquired Stanwich Financial Services Corp. ("SFSC"). Mr. Bradley, Sr., and Mr. Bradley, Jr., together owned 85% of the outstanding common stock of SFSC.

     The purchase price totals $3,700,000 of which $2,766,000 is payable upon achievement of certain earnings levels through January 2003. The purchase price is payable in the form of notes to the individual owners. A portion of the purchase price ($531,000) is due to CPS, which had an option to acquire SFSC that was cancelled as of the acquisition date. The minimum purchase price of $934,000 is due March 2003. The notes payable for the acquisition bear interest at 7% per annum which is payable quarterly. Interest on the contingent portion of the purchase price is due upon realization of the required earnings levels.

Item 2. Properties

     The Company's executive offices, totaling 2,000 square feet and located in Irvine, California, are sub-leased from CPS on a month-to-month basis.

     The Company through its subsidiaries also leases 38,000 square feet in Dallas for administrative and sales functions relating to its mortgage banking, construction lending and commercial lending operations. MPS leases office space in Arizona, California, Colorado, Florida, Georgia, Illinois, Nevada,

Tennessee and Texas. MPS has 16 wholesale and retail branch offices in those states. The offices vary in size depending on the origination volume in each location.

Item 3.  Legal Proceedings

     The Company is subject to lawsuits which arise in the ordinary course of its business. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from existing and threatened lawsuits would not have a material adverse effect on the Company's financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Securities Holders

     The Annual Meeting of Shareholders was held on November 4, 1997, in Irvine, California. Four incumbent directors were re-elected without opposition to serve until the next annual meeting of shareholders. The results of this election were as follows:

Name of Director             Votes for   Votes withheld
--------------------------   ---------   --------------
Charles E. Bradley, Sr.      3,694,676       82,406
Charles E. Bradley, Jr.      3,701,557       75,525
Michael W. Caton             3,701,671       75,411
James B. Gardner             3,701,654       75,428


Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

  The Company's common stock trades on The Nasdaq Stock Market under the symbol "NABC". The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by The Nasdaq Stock Market.

                                                       Price
                                          ------------------------------
                                              High              Low
                                          -----------         ---------
  Year ended December 31, 1996
     First Quarter                           5 3/4              4 3/8
     Second Quarter                          5 15/16              5/8
     Third Quarter                           2 5/16             1 15/16
     Fourth Quarter                          3 7/8              2 1/16

  Year ended December 31, 1997
     First Quarter                           3 9/16             2 7/8
     Second Quarter                          3 1/8              2
     Third Quarter                           3 3/16             2 1/2
     Fourth Quarter                          3 1/8              1 7/8

  As of February 28, 1998, there were approximately 7,500 shareholders of record.

  Prior to June 5, 1996, as the Company had liquidated its loan and real estate portfolios for cash, periodic distributions to shareholders were made. It is anticipated that for the foreseeable future, all earnings will be retained to provide for the future growth of the Company.

Item 6. Selected Consolidated Financial Data

                                                       As of and for the year ended December 31,
                                                   (all amounts in thousands, except per share data)
                                               ---------------------------------------------------------
                                                  1997        1996       1995(1)     1994(1)      1993(1)
                                               --------     -------    ---------   ---------     -------
Statement of Operations:
  Revenues from continuing operations          $ 16,855     $ 1,414    $       -   $       -     $     -
  Net earnings (loss) from continuing             1,121        (796)
   operations
  Net earnings (loss) from discontinued
   operations, net of income taxes                1,113       2,344         (456)        780        (925)
  Net earnings (loss)                             2,234       1,548         (456)        780        (925)
  Basic earnings (loss) per share from
   continuing operations                           0.22       (0.16)           -           -           -
  Basic earnings (loss) per share                  0.44        0.30        (0.11)       0.19       (0.22)
  Weighted average number common shares
   outstanding                                    5,091       5,091        4,209       4,209       4,210
 Balance Sheet:
  Residential mortgage loans                     45,472      12,648            -           -           -
  Construction loans                             69,052           -            -           -           -
  Total assets                                  129,119      17,904       22,720      28,886      29,413
  Total debt                                    112,016      11,819            -           -           -
  Total liabilities                             120,964      12,298          744       7,107       1,662
  Shareholders' equity (net assets)               7,839       5,605       21,976      21,779      27,751
  Distributions                                       -      21,883            -       6,313       6,313
  Book value per share                             1.54        1.10
  Cash distributions per share (2)                    -        3.64            -        1.50        1.50
  Transfer to liquidating trust per share (3)         -        1.56            -           -           -

(1)  Amounts relate to discontinued operations.
(2)  Paid on 4,208,835, 4,208,835, and 4,214,835 shares of Common Stock outstanding for the Company during 1996, 1994 and 1993 respectively.
(3)  Paid on 4,208,835 shares of Common Stock outstanding on June 5, 1996.


Reference is made to Item 1. Business, for discussion of the merger between the Company and CPS Sub and the resulting distribution of cash and other assets to the shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  General

  NAB is a financial services company engaged in residential mortgage banking, residential construction lending and commercial finance. In addition, on March 2, 1998 the Company acquired Stanwich Financial Services Corp. (see Item 1.)
The residential mortgage banking business, acquired in July 1996, originates, acquires and sells prime and sub-prime mortgage loans. The residential construction lending business, begun in December, 1997, originates and holds for investment single family residential construction loans to homebuilders and to a lesser extent lots, model homes and acquisition and development projects for those homebuilders. The commercial finance operations, begun in January, 1997, provides financing to operators of rent-to-own or rental purchase retailers. As discussed in Item 1. Business, on June 27, 1997 the Company sold its interest in its retail automobile sales business. Prior to the Merger on June 5, 1996, the Company's primary operations consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others.

  Results of Operations

  Year ended December 31, 1997 compared to the year ended December 31, 1996

  For the year ended December 31, 1997 the Company reported earnings from continuing operations of $1,121,000 as compared to a loss of $(796,000) for the year ended December 31, 1996. In 1997 the Company disposed of its retail automotive sales segment resulting in a gain of $1,384,000. Prior to the sale the operation incurred a loss of $271,000 for the period from January 1 to June 27, 1997 (the sale date). The earnings from continuing operations benefited from a full years operating results of the mortgage banking subsidiary, MPS, and the earnings from the commercial loan portfolio at NAFCO. The construction lending operations began December 30, 1997 and as a result did not contribute significantly to the earnings of the Company.

  Operating revenues from continuing operations increased to $16,855,000 in 1997 from $1,414,000 for 1996. The increase reflects the full year results of the mortgage banking operations and the added revenues resulting from the PAMCO acquisition on August 31, 1997. Total revenues from the mortgage banking operations increased to $16,101,000 in 1997 as compared to $1,349,000 for 1996. Gains on sale of mortgage loans were $10,153,000 in 1997 as compared to $962,000 for 1996. The increases were attributable to additional loan sales of $296,247,000 over 1996. The relationship between mortgage loan production and gains on sales of loans are summarized as follows (in thousands):

                         1997        1996
                       --------    -------
  MPS Loan Sales       $197,855    $24,174
  MPS Gains               8,379        962

  PAMCO Loan Sales      122,566       N/A
  PAMCO Gains             1,774       N/A

  Other revenues increased from $129,000 in 1996 to $3,211,000 in 1997 primarily as a result of fee income that is collected from the customers of the PAMCO retail loan origination branches. The increase is also a result of the full year of operations at MPS as compared to six months in 1996.

  Interest income totaled $3,491,000 for 1997 as compared to $323,000 for 1996. The increase is a result of the increased loan production at MPS and the loan portfolio at NAFCO, which was acquired in January 1997. Interest expense totaled $2,591,000 for 1997 compared to $104,000 for 1996. Net spread, the difference between interest income and interest expense, totaled $900,000 for the year ended December 31, 1997 as compared to $219,000 for the year ended December 31, 1996. The increase in net spread was attributable to several factors, including increased loan production and a lower cost of funds on MPS's line of credit, offset by PAMCO's prime mortgage loan production which bears a lower rate of interest and the Company's borrowings from affiliates.

  Compensation and benefits increased from $1,357,000 in 1996 to $8,750,000 for 1997. Other operating expenses increased from $749,000 in 1996 to $4,384,000 in 1997. The increases were primarily attributable to the mortgage banking operations.

  A summary of compensation and benefits and other operating expense for the mortgage banking operations are as follows (in thousands):

                                                    1997                  1996
                                                 ----------            ---------
Mortgage loan production                         $  372,951            $  35,499
Compensation and Benefits -  MPS                      7,688                1,026
Other Operating Expenses - MPS                        3,083                  555

Compensation and Benefits as a
  percentage of mortgage loan production               2.06%                2.89%
Operating Expenses as a
  percentage of production                             0.83%                1.56%

  Expenses in 1996 as a percentage of production were higher as a result of start-up costs incurred by MPS. Non mortgage banking compensation and benefit expenses increased $731,000 from $331,000 in 1996 to $1,062,000 in 1997 resulting from a full year of corporate and NAFCO expenses. Similarly, other non-mortgage banking operating expenses increased $665,000 from $194,000 in 1996 to $859,000 in 1997.

     Year ended December 31, 1996 compared to the year ended December 31,1995

  For the year ended December 31, 1996, the Company reported net earnings of $1,548,000, which was comprised of a net loss from continuing operations of $796,000 and net earnings from discontinued operations of $2,344,000.
Operating income for the period from January 1, 1996 to June 5, 1996 (the discontinued real estate operations) was $3,467,000 due to several liquidating transactions, including a $1,066,000 net gain on the sale of the Company's partnerships and a $1,791,000 recovery on the settlement of an in-substance foreclosure. Additionally, the Company incurred a loss of $(1,123,000) from the discontinued retail automotive sales business. The Company's continuing operations were negatively affected by the start-up expenses of MPS which incurred losses for the period from its acquisition to December 31, 1996 of $404,000.

  Revenues from continuing operations totaled $1,414,000 for the year ended December 31, 1996. Included in revenues were the gains on sales of loans of $962,000 relating to MPS which was included in the financial statements of the Company from their acquisition in July, 1996. Other operating revenue, including interest, was $452,000 for the year ended December 31, 1996.

  Operating expenses relating to continuing operations totaled $2,210,000 for the year ended December 31, 1996, and consist primarily of costs and expenses associated with the mortgage banking operation ($1,753,000). The costs and expenses were comprised primarily of compensation and benefits and for the mortgage banking operation.

  Liquidity and Capital Resources

  As of December 31, 1997 the Company has approximately $7,275,000 in cash as compared to $3,139,000 at December 31, 1996. Of the $7,275,000 in cash at December 31, 1997, $3,655,000 was restricted to usage for mortgage loan fundings and repayments under the Company's residential warehouse line of credit.

  Total assets have increased to $129,119,000 at December 31, 1997 from $17,904,000 at December 31, 1996. The increase is attributable to the growth in mortgage loan production at MPS and the acquisition and origination of construction loans at CPFI and the acquisition and origination of commercial loans at NAFCO. This growth was financed primarily by borrowings from banks under lines of credit.

  On August 28, 1997 MPS increased its line of credit with Guaranty Federal Bank, F.S.B. and other lenders to $75,000,000 from $35,000,000. Outstanding borrowings bear interest at a spread over LIBOR or prime. The line of credit matures August 29, 1998. The mortgage loans receivable of MPS are pledged as collateral for the line of credit. At December 31, 1997, $50,002,000 was borrowed under the line.

  On December 30, 1997 CPFI entered into a line of credit borrowing arrangement with Bank United. The line of credit provides for advances up to $75,000,000 secured by CPFI's construction loans receivable. As of December 31, 1997 $45,714,000 was outstanding under the line bearing interest at various spreads over LIBOR depending on the collateral. The line of credit matures December 29, 1998.

  At December 31, 1997, NAFCO had a line of credit totaling $5,000,000 with a savings bank. The line bears interest at a spread above prime and matures April 30, 1998. No borrowings under this line were made during 1997. Substantially all of the assets of NAFCO were pledged as collateral for the line.

  During 1997, the Company borrowed, under notes and a line of credit from Stanwich Financial Services Corp. ("SFSC") and CPS, a total of $16,300,000 summarized as follows:


 Payee           Type                   Date                   Maturity               Amount        Rate
 -----           ---                    ----                   --------               ------        ----
SFSC             Note              June 27, 1997            June 30, 1998           $  800,000       14%
SFSC             Note            September 30, 1997       September 30, 2000         2,500,000       14%
SFSC        Line of Credit        August 28, 1997         September 30, 2000         3,500,000       16%
SFSC             Note            December 30, 1997          June 30, 1998            4,000,000       13%
CPS              Note            December 30, 1997          June 30, 1998            5,500,000       13%

  Proceeds from the borrowings were used to invest in the Company's subsidiaries. All loans require the payment of interest quarterly with principal due at maturity. The proceeds from the line of credit executed on August 28, 1997 are limited to usage at MPS. The total commitment is $5,000,000 of which $3,500,000 has been drawn. Each note may be prepaid, partially or in full, without penalty at any time. Any partial repayment may not be re-borrowed. Charles E. Bradley, Sr., who is an officer and director of NAB, and Charles E. Bradley, Jr., who is a director of NAB together owned a majority interest in SFSC at December 31, 1997. As discussed in Item 1. Business and Note (13) (unaudited) to the Consolidated Financial Statements, on March 2, 1998 the Company acquired SFSC.

  Mr. Bradley, Sr., is a director of CPS and Mr. Bradley, Jr., is an officer and director of CPS.

  In order to maintain its net operating loss carryforwards the Company is limited under Section 382 of the Internal Revenue Code of 1986 as to issuance of new common shares in order to raise additional capital. The Company must rely on additional borrowings to grow its operations. In 1997, NAB relied on SFSC and CPS to provide funds to support the additional growth of the Company.

  In the next twelve months the Company intends to continue the expansion of the current operations through its subsidiaries and acquire additional operations complimentary to its core consumer and commercial lending businesses. The ability of the Company to acquire additional compatible operations is dependent upon the availability of financing.

  Year 2000

  The Company utilizes a number of software systems to manage its mortgage, construction and commercial lending operations and to process financial transactions. The Company has made and will continue to make investments in its software systems and applications to ensure the Company is Year 2000 compliant. The financial impact of becoming Year 2000 compliant has not been and is not expected to be material to the Company or results of operations.


  Private Litigation Securities Reform Act of 1995

  This report contains forward-looking statements based on current expectations that involve a number of risks and uncertainties. The forward-looking statements are made pursuant to safe harbor provisions of the Private Litigation Securities Reform Act of 1995. The factors that could cause actual results to differ materiality include competition, interest rates, availability of additional or alternative financing and other risks described elsewhere in the Company's filings with the Securities and Exchange Commission.

Item 8.  Consolidated Financial Statements and Supplementary Data

                          Independent Auditors' Report


The Board of Directors and Shareholders
NAB Asset Corporation


We have audited the accompanying consolidated balance sheets of NAB Asset Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAB Asset Corporation and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                  KPMG PEAT MARWICK LLP

Orange County, California
February 27, 1998

                             NAB ASSET CORPORATION
                                and Subsidiaries
                          Consolidated Balance Sheets
                 (dollars in thousands, except per share data)

                                                                     December 31,
                                                               -----------------------
                                                                 1997            1996
                                                               --------        -------
                       Assets
                       ------
Cash and cash equivalents                                      $  3,620        $ 3,139
Restricted cash                                                   3,655              -
Receivables:
     Construction loans, net                                     69,052              -
     Residential mortgage loans held for sale                    45,472         12,648
     Commercial loans, net                                        3,677              -
     Other receivables                                            1,024            186
Property and equipment, net                                       1,151            309
Costs in excess of net assets acquired, net                         584            478
Net assets of discontinued operations                                 -            377
Other assets                                                        884            767
                                                               --------        -------
                                                               $129,119        $17,904
                                                               ========        =======

          Liabilities and Shareholders' Equity
          ------------------------------------

Liabilities:
Warehouse lines of credit                                      $ 95,716        $11,819
Notes payable to affiliates                                      16,300              -
Drafts payable                                                    5,425              -
Accounts payable and accrued expenses                             2,914            359
Deferred income                                                     609            120
                                                               --------        -------
          Total Liabilities                                     120,964         12,298
                                                               --------        -------

Minority interest                                                   316              1

Shareholders' equity :
Common stock:  $.10 par value,  30,000,000
     authorized shares; 5,091,300 issued and outstanding at
       December 31, 1997 and 1996                                   509            509
Additional paid-in capital                                        7,217          7,217
Retained earnings (accumulated deficit)                             113         (2,121)
                                                               --------        -------
          Total shareholders' equity                              7,839          5,605
Commitments and contingencies                                  --------        -------
                                                               $129,119        $17,904
                                                               ========        =======


          See accompanying notes to consolidated financial statements.

                             NAB ASSET CORPORATION
                                and Subsidiaries
                     Consolidated Statements of Operations
                 (dollars in thousands, except per share data)



                                                                             For the years ended December 31,
                                                                -------------------------------------------------------
                                                                    1997                 1996                 1995
                                                                ----------            ----------           ------------
Revenues:
  Gains on sales of loans                                       $   10,153            $      962           $          -
  Interest income                                                    3,491                   323                      -
  Origination and other fee income                                   3,211                   129                      -
                                                                ----------            ----------           ------------
       Total revenues                                               16,855                 1,414                      -
                                                                ----------            ----------           ------------

Costs and expenses:
  Compensation and benefits                                          8,750                 1,357                      -
  Interest expense                                                   2,591                   104                      -
  General and administrative                                         4,069                   749                      -
                                                                ----------            ----------           ------------
       Total costs and expenses                                     15,410                 2,210                      -
                                                                ----------            ----------           ------------

Net earnings (loss) from continuing operations before
  minority interest and income taxes                                 1,445                  (796)                    -
  Minority interest                                                    315                     -                     -
  Income taxes                                                           9                     -                     -
                                                                ----------            ----------           -----------
Net earnings (loss) from continuing operations                       1,121                  (796)                    -

Net earnings (loss) from discontinued operations, net
of income taxes:
  Retail automobile sales                                             (271)               (1,123)                    -
  Real estate services                                                   -                 3,467                  (456)
  Gain on disposal of CARS USA                                       1,384                     -                     -
                                                                ----------            ----------           -----------
Net earnings (loss)                                             $    2,234            $    1,548            $     (456)
                                                                ==========            ==========            ==========

Basic earnings (loss) per share from continuing
operations                                                      $     0.22            $    (0.16)           $        -
                                                                ==========            ==========            ==========

Basic earnings (loss) per share                                 $     0.44            $     0.30            $    (0.11)
                                                                ==========            ==========            ==========

Weighted average number of common shares
outstanding                                                      5,091,300             5,091,300             4,208,835
                                                                ==========            ==========            ==========

          See accompanying notes to consolidated financial statements.

                             NAB ASSET CORPORATION
                               and Subsidiaries
          Consolidated Statements of Changes in Shareholders' Equity
             For the Years Ended December 31, 1997, 1996, and 1995
                       (in thousands, except share data)

                                                                                          Unrealized
                                                                             Retained    Gains (Losses)
                                           Common Stock       Additional     Earnings    on Securities
                                       --------------------     Paid-in    (Accumulated  Available-for-     Unearned
                                          Shares     Amount     Capital      Deficit)         Sale        Compensation    Total
                                       -----------   ------   ----------   ------------  --------------   ------------  --------
Balance, December 31, 1994               4,208,835    $ 42     $ 25,567      $(3,213)        $(520)          $(97)      $ 21,779
Amortization of unearned compensation          --      --           --           --            --              63             63
Securities valuation allowance, net            --      --           --           --            590            --             590
Net loss                                       --      --           --          (456)          --             --            (456)
                                       -----------    ----     --------      -------         -----           ----       --------

Balance, December 31, 1995               4,208,835      42       25,567       (3,669)           70            (34)        21,976
                                       -----------    ----     --------      -------         -----           ----       --------
Amortization of unearned compensation          --      --           --           --            --              34             34
Securities valuation allowance, net            --      --           --           --            (70)           --             (70)
Refund of small shareholder program            --      --            22          --            --             --              22
Transfer to NAB liquidating trust              --      --        (6,585)         --            --             --          (6,585)
Distributions                                  --      --       (15,320)         --            --             --         (15,320)
Surrender of Old Stock in Merger        (4,208,835)    (42)          42          --            --             --             --
Issuance of New Stock in Merger-62%
    to Shareholders of Old NAB           3,156,594     316         (316)         --            --             --             --
Contribution of Capital by CPS in
 Merger
    38% of Common Stock to CPS           1,934,706     193        3,807          --            --             --           4,000
Net earnings                                   --      --           --         1,548           --             --           1,548
                                       -----------    ----     --------      -------         -----           ----       --------

Balance, December 31, 1996               5,091,300     509        7,217       (2,121)          --             --           5,605
Net earnings                                   --      --           --         2,234           --             --           2,234
                                       -----------    ----     --------      -------         -----           ----       --------

Balance, December 31, 1997               5,091,300    $509     $  7,217      $   113         $ --            $--        $  7,839
                                       ===========    ====     ========      =======         =====           ====       ========


         See accompanying notes to consolidated financial statements.

                             NAB ASSET CORPORATION
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
              for the years ended December 31, 1997, 1996 and 1995
                                 (in thousands)

                                                                   1997         1996        1995
                                                                   ----         ----        ----
Cash flows from operating activities:
  Net earnings (loss) from continuing operations                $  1,121       $   (796)     $    -
   Adjustments to reconcile net earnings (loss) to net cash
    from operating activities:
   Cash provided by discontinued operations - real
    estate operations                                                  -          1,657       1,836
   Cash used in discontinued operations - retail
    automotive sales                                                (176)        (1,500)          -
   Proceeds from sale of CARS USA                                    200              -           -
   Depreciation and amortization                                     434            117           -
   Minority interest                                                 315              -           -
   Provision for credit losses                                        28              -           -
   Net changes in:
    Residential mortgage loans originated, purchased
     and sold                                                    (32,824)       (11,287)          -
    Other receivables                                               (838)          (709)          -
    Deferred income, net                                             489            120           -
    Other assets                                                    (117)             5           -
    Drafts payable                                                 5,425              -           -
    Accounts payable and accrued expenses                          2,554            205           -
                                                                --------       --------      ------
     Net cash provided by (used in) operating activities         (23,389)       (12,188)      1,836
                                                                --------       --------      ------
Cash flows from investing activities:
  Loan to Mortgage Portfolio Services, Inc.                            -         (2,499)          -
  Commercial loans purchased and originated                       (2,691)             -           -
  Construction loans purchased and originated                    (69,052)             -           -
  Principal collections on commercial loans                          314              -           -
  Acquisition of businesses, net of cash acquired                   (725)           684           -
  Purchases of  property and equipment                              (518)          (138)          -
                                                                --------        --------     ------
     Net cash used in investing activities                       (72,672)        (1,953)          -
                                                                --------        --------     ------
Cash flows from financing activities:
  Contribution of capital by CPS in merger                             -          4,000           -
  Net borrowings under warehouse lines of credit                  83,897         11,319           -
  Borrowings under notes payable to affiliates                    16,300              -           -
                                                                --------        -------      ------
     Net cash provided by financing activities                   100,197         15,319           -
                                                                --------       --------      -----
Net increase in cash and cash equivalents                          4,136          1,178       1,836
Cash and cash equivalents at beginning of year                     3,139          1,961         125
                                                                 -------       --------      ------
Cash and cash equivalents at end of year                        $  7,275       $  3,139      $1,961
                                                                ========       ========      ======




          See accompanying notes to consolidated financial statements.

                    NAB ASSET CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Description of Business and Discontinued Operations

Description of Business

     NAB Asset Corporation, a Texas Corporation (the "Company" or "NAB") is primarily engaged in the residential lending business. As discussed below the Company disposed of its retail automotive sales business in June, 1997. Prior to June 5, 1996 the Company's business consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others.

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

     On June 5, 1996, pursuant to the Plan and Agreement of Merger, CPS Investing Corp. ("CPS Sub"), a wholly owned subsidiary of Consumer Portfolio Services, Inc. ("CPS"), was merged with and into NAB (the "Merger"). Under the terms of the Plan and Agreement of Merger and in exchange for all of the outstanding shares of NAB $.01 par value common stock, the shareholders of NAB received on a pro rata basis (i) an aggregate cash distribution of $15.3 million ($3.64 per share), (ii) an undivided interest in a liquidating trust ("Liquidating Trust"), and (iii) 62% of the outstanding shares of common stock, $.10 par value (the "New Common Stock") of the new combined company which had a net asset value of $7.5 million as of the merger date. The Liquidating Trust was established for the benefit of converting the trust assets to cash for the NAB shareholders. On June 5, 1996 in connection with the Merger, NAB contributed approximately $3.0 million in cash and all of the remaining non-cash assets of NAB with a net book value of $3.7 million to the Liquidating Trust.
No gain or loss was recognized by NAB in connection with the merger. In exchange for a $4 million contribution to NAB, CPS received 38% or 1,934,706 shares of the New Common Stock of NAB.

Discontinued Real Estate Operations

     Operating results of the discontinued real estate operation is summarized as follows (in thousands):

                                                           For the period from
                                For the period from         January 1, 1996 to
                                  April 24, 1996 to             April 23, 1996         For the year ended
                                       June 5, 1996         (measurement date)         December 31, 1995
                                       ------------         ------------------         ------------------
Revenues                                     $3,013                     $1,995                     $6,017
Expenses                                        564                        977                      6,473
                                             ------                     ------                    -------
Net earnings (loss)                          $2,449                     $1,018                     $ (456)
                                             ======                     ======                     =======

     Revenue for the discontinued real estate operations consisted of gain on sale of assets and interest income. Expenses consisted primarily of compensation and benefits.

                    NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Discontinued Retail Automotive Sales Operations

     On July 8, 1996 the Company acquired 80% of CARS USA, Inc. ("CARS") for a purchase price of $100,000. Additionally, the Company invested $400,000 in preferred stock of CARS and made a $1,000,000 subordinated loan to CARS. At the time of acquisition, Charles E. Bradley, Jr., a director of the Company owned 50% of the outstanding shares of CARS. For the period from July 8, 1996 to December 31, 1996 CARS incurred a net loss of $1,123,000.

     In March 1997, NAB entered into a definitive agreement to sell its interest in CARS and on June 27, 1997 completed the transaction. The acquirer was a newly formed company owned by Charles E. Bradley, Sr., the chief executive officer and chairman of the board of NAB and Charles E. Bradley, Jr., a director of NAB. The purchase price consisted of a $200,000 cash payment and a note for $1,300,000. The note bears interest at 9% payable quarterly and is included in Commercial loans on the Consolidated Balance Sheet. A principal payment of $500,000 is due on June 27, 1998 with the remainder due on June 27, 1999. The Company recorded a $1,384,000 gain as a result of the sale.

     As a result of NAB's decision to divest its retail automotive sales operations, all related operating activity has been reported as discontinued operations for financial reporting purposes.

     Operating results of the discontinued retail automotive sales operation is summarized as follows (in thousands):

                                                        Period from January 1, 1997
                    Period from April 1, 1997                     to March 31, 1997             Period from July 8, 1996
                             to June 27, 1997                    (measurement date)                 to December 31, 1996
                    -------------------------           ---------------------------           --------------------------

Revenues                              $3,185                               $2,199                              $ 5,167
Expenses                               3,249                                2,406                                6,290
                                      ------                               ------                              -------
Net loss                              $  (64)                              $ (207)                             $(1,123)
                                      ======                               ======                              =======


  Revenue and expenses for the discontinued automotive sales operation consisted primarily of sales and cost of sales, respectively.

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

                    NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

  A summary of the assets and liabilities acquired at fair value are as follows (in thousands):

              Mortgage Loans                                            $ 1,362
              Other Assets                                                1,386
              Warehouse Line of Credit                                     (500)
              Other Liabilities                                          (2,547)
                                                                        -------
              Net Assets Acquired                                          (299)
              Purchase Price Paid                                           300
                                                                        -------
              Costs in excess of Net Assets Acquired                    $  (599)
                                                                        =======

  Selected unaudited pro forma combined results of operations for the year ended December 31, 1996, assuming the acquisition of MPS had occurred on January 1, 1996 are presented as follows (in thousands, except share data):

              Net loss from continuing operations                      $    916
                                                                       ========
              Basic loss per share from continuing operations          $   0.18
                                                                       ========

  The increase in pro forma loss from continuing operations and pro forma net loss per share from continuing operations gives effect to additional amortization of cost in excess of net assets acquired totaling $77,000 which would have been incurred assuming MPS was acquired on January 1, 1996.

  On August 31, 1997, MPS acquired the fixed assets and employed the personnel of the single family mortgage lending division of Pacific Southwest Bank ("PSB"), a Dallas based savings and loan. A premium of $200,000 was paid for the operation. Additionally amounts of up to $800,000 may be payable over the two year period to August 31, 1999 depending on mortgage loan origination volumes. The division, Pacific American Mortgage Company ("PAMCO") is primarily engaged in mortgage lending through ten retail branches in six states. Substantially all PAMCO mortgage loan originations are conventional conforming, non-conforming and government insured mortgages.

  A summary of the PAMCO assets and liabilities acquired by MPS at fair value are as follows (in thousands):

Property and equipment                                                     $560
Other assets                                                                125
Accounts payable and accrued expenses
                                                                           -----
                                                                           (160)
                                                                           -----
     Net assets acquired                                                    525
Purchase price paid                                                         725
                                                                           -----
Cost in excess of net assets acquired                                      $200
                                                                           =====

     Total accumulated amortization of the costs in excess of net assets acquired totaled $187,000 and $53,000 at December 31, 1997 and 1996, respectively.

     In January 1997, the Company, through a newly formed 84% owned subsidiary, NAFCO, Inc., acquired a $1,966,000 portfolio of loans made to rent-to-own and rental purchase retail operations. The purchase price for these loans was $1,292,000, representing a discount of $674,000. The discount is being amortized over the contractual life of the loans using the interest method. NAFCO, Inc. is a commercial finance company that specializes in providing financing and consulting services to small independently owned rent-to-own retailers.

  On December 30, 1997 the Company, through a newly formed 86% owned subsidiary, Construction Portfolio Funding, Inc. ("CPFI") acquired approximately $53,000,000 in single family construction loans. A cash premium of $250,000 was paid in addition to the principal balances acquired.

                    NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     In connection with the acquisition, the Company recorded a $291,000 allowance for loan losses based on the seller's loan loss history.

     CPFI is engaged in the business of providing financing to residential homebuilders for the construction of single family residences and to a lesser extent acquisition and development loans, lot loans and model home loans to those homebuilders.

     As discussed in Note (13) the Company acquired Stanwich Financial Services Corp. on March 2, 1998.

(2) Summary of Significant Accounting Policies

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

Construction Loans Receivable

     Construction loans receivable are carried at the outstanding principal balance, net of unamortized purchase discounts or premiums and net of allowance for loan losses. Purchase discounts or premiums are amortized to income over the contractual life of the loans based upon the interest method.

Residential Mortgage Loans Held for Sale

     Residential mortgage loans are stated at the lower of cost or market in the aggregate as determined by outstanding commitments from investors or current investor yield requirements.

Commercial Loans Receivable

     Commercial loans receivable are carried at the outstanding principal balance, net of unamortized purchase discounts or premiums and net of allowance for loan losses. Purchase discounts or premiums are amortized to income over the contractual life of the loans based upon the interest method.

Allowance for Loan Losses

     The Company maintains an allowance for losses at an amount which it believes is sufficient to provide adequate protection against future losses in the loan portfolios. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans and other factors such as changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay. A loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan

                     NAB ASSET CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to provision for loan losses.

Loans are continually evaluated for collectibility and, if appropriate, the loan may be placed on non accrual status, generally if 90 days past due, and previously accrued interest is reversed from income. As of December 31, 1997, there were no loans on non accrual status.

Property and Equipment, Net

      Property and Equipment are stated at cost, net of accumulated depreciation. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight line basis over the estimated useful lives of depreciable assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time.

Costs in Excess of Net Assets Acquired

      Costs in excess of net assets acquired which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over five years. The Company reviews costs in excess of net assets acquired for impairment when changes in events or circumstances may effect the underlying basis of the asset.

Drafts Payable

      The Company issues checks or initiates wire transfers in connection with the origination of its residential mortgage loans. Drafts payable represents checks or wire transfers on originated loans which have not been presented for payment to the bank. Upon presentment, the Company either funds the loans with operating cash or borrowings under its warehouse line of credit.

Revenue Recognition

      Gains on sales of loans are recognized to the extent the selling price exceeds the carrying value of the loans sold based on the estimated relative fair values of the assets transferred, assets obtained and liabilities incurred. A portion of the sales price is recorded as deferred income and represents management's estimate of amounts reimbursable to the purchaser of the loans in the event of a loan prepayment prior to a period specified in the loan sales agreement, generally one to two years. Non-refundable fees and direct costs associated with the origination of loans are deferred and included in the carrying value until the related loan is sold. Interest is recognized as revenue when earned according to the terms of the security instruments and when, in the opinion of management, it is collectable.

      Construction and commercial related lending revenues consist primarily of interest income on loans and loan commitment fees. Interest is recognized as revenue when earned according to the terms of the loan and when, in the opinion of management, it is collectable. Non-refundable fees are deferred and income is recognized over the life of the loan commitment using the interest method.

      During 1997, approximately 37% of the total revenues of the Company were derived from loan sales to two customers.

      Statement of Financial Accounting Standards (SFAS) No. 125, issued in
June 1996, established standards for resolving issues relating to the accounting for continuing involvement arising from the transfer of financial assets. Under SFAS No. 125, an entity that undertakes an obligation to service financial assets recognizes a financial asset or servicing liability for that servicing contract and amortizes this servicing asset or liability in proportion to and over the period of

                     NAB ASSET CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

the estimated net servicing income or loss. The servicing asset or liability is periodically reviewed for impairment or increased obligation based on its fair value. This Statement is effective for transfers and servicing of financial assets occurring after December 31, 1996. The actual effects of implementing SFAS No. 125 did not have a material effect on the Company's financial position or results of operations.

Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax base. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Earnings (Loss) Per Share

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" ("FAS 128") on December 31, 1997. FAS 128 changes the requirements for the calculation and disclosure of earnings per share. This statement eliminates the calculation of primary earnings per share and fully diluted earnings per share and requires the disclosure of basic earnings per share and diluted earnings per share. All per share amounts for all periods presented have been restated to conform to the SFAS 128 requirements where appropriate.

     Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Dilutive earnings (loss) per share is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding during the period. For the years ended December 31, 1997, 1996 and 1995 there were no common share equivalents.

Restricted Cash

     Restricted cash primarily represents amounts required to be used to fund loans and repay amounts outstanding under the residential mortgage warehouse line of credit.

Statements of Cash Flows

     For purposes of reporting cash flows, cash and cash equivalents include cash in banks, restricted cash, interest bearing demand deposits and U.S. Treasury bills with an original maturity of 90 days or less.

Statement of Cash Flows-Supplemental Disclosure (in thousands):

                                                                         December 31,
                                                                ------------------------------
                                                                  1997                   1996
                                                                ------                  ------
          Interest paid-continuing operations                   $1,950                  $  104
                                                                ======                  ======
          Taxes paid                                            $  116                  $    -
                                                                ======                  ======
          Non-cash activities:

          Conversion of MPS loan to equity in MPS               $    -                  $2,499
                                                                ======                  ======
          Note received from sale of CARS USA                   $1,300                  $    -
                                                                ======                  ======

                    NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

Transfer to Liquidating Trust (in thousands):

                                                                      Year ended
                                                               December 31, 1996
                                                               -----------------
                  Loans                                                   $  129
                  In-substance foreclosure loans                             454
                  Real Estate                                              2,733
                  Other Assets                                               781
                  Other Liabilities                                         (493)
                                                                          -------
                  Net non-cash transfer to liquidating trust              $3,604
                                                                          =======

Recent Accounting Pronouncements

     During 1997, FASB issued SFAS No. 130 "Reporting Comprehensive Income" ("FAS 130"). FAS 130 states that all items that are required to be recognized under accounting standards as components of comprehensive income are to be disclosed in a separate statement of income. FAS 130 is effective beginning January 1, 1998, and management believes it will have no material impact on NAB's financial statements.

     During 1997, FASB issued SFAS 131 "Disclosures about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for the way that public business enterprises report information about operating segments and related disclosures about products and services, geographical areas and major customers. FAS 131 is effective for the year ending 1998 and management believes it will have no material impact on NAB's financial statements.

Reclassifications

     Certain amounts for the prior periods have been reclassified to conform to the current presentation.


(3)  Construction Loans Receivable

     Construction loans consist of the following (in thousands):

                                                                    December 31,
                                                                            1997
                                                                    ------------
                  Residential Construction Loans                         $44,935
                  Acquisition and Development Loans                        2,526
                  Lot Loans to Builders                                    2,614
                  Model Home Loans                                         3,221
                  Construction and lot loans to individuals               15,506
                                                                         -------
                                                                          68,802
                  Purchase Premium                                           541
                  Allowance for Loan Losses                                 (291)
                                                                         -------
Total                                                                    $69,052
                                                                         =======

     The Company's total commitments under these loans, if fully funded, are $96,963,000.

  Approximately 44%, 22% and 21%, respectively of construction loans receivable are secured by properties located in Texas, California and Arizona.

                    NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(4)  Residential Mortgage Loans Held for Sale

       Residential mortgage loans originated by the Company are fixed-rate or adjustable-rate, 15 to 30-year fully amortizing loans, secured by first liens on single-family residential properties. Loans held for sale were comprised of the following (in thousands):

                                 December 31,                     December 31,
                                   1997                              1996
                            --------------------          -----------------------
                                        Weighted                         Weighted
                                         Average                          Average
                             Amount       Rate             Amount          Rate
                             -------    --------          --------       --------
Adjustable-rate              $ 5,351       6.93%           $ 4,999          9.99%
Fixed-rate                    39,349       8.81%             7,398         11.47%
                             -------                       -------
                              44,700                        12,397
Deferred loan
fees (net)                       772                           251
                             -------                       -------
                             $45,472                       $12,648
                             =======                       =======


(5)  Property and Equipment, net

       Property and equipment, stated at cost, consists of the following (in thousands):

                                                                                         December 31,
                                                                       ---------------------------------------------
                                                                                 1997                      1996
                                                                       --------------------       ------------------
Furniture and Equipment                                                              $  794                    $ 110
Computer Equipment and Software                                                         631                      237
Accumulated Depreciation                                                               (274)                     (38)
                                                                                     ------                    -----
                                                                                     $1,151                    $ 309
                                                                                     ======                    =====

(6)  Warehouse Lines of Credit

       Warehouse lines of credit were comprised of the following (in thousands):

                                                                                         December 31,
                                                                       ---------------------------------------------
                                                                                 1997                      1996
                                                                       --------------------       ------------------
Warehouse line-of-credit, commitment of $75,000,000, secured by residential mortgage loans, interest at a spread above prime or libor at the Company's option (7.5% and 8.25% at December 31, 1997
and 1996, respectively), expiring August 29, 1998                                $50,002             $11,819

Warehouse line-of-credit, commitment of $75,000,000, secured by residential construction loans, interest at a spread above libor,
(7.625% to 8.375% at December 31, 1997), expiring December 29, 1998               45,714                  -
                                                                                 -------             -------
                                                                                 $95,716             $11,819
                                                                                 =======             =======

       At December 31, 1997, the Company had a line of credit totaling $5,000,000 with a savings bank. The line bears interest at spread above prime and matures April 30, 1998. No borrowings under this line were made during 1997. Commercial loans were pledged as collateral for the line.

                    NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

       The warehouse lines of credit provide for various financial covenants including limitations on indebtedness, investments, transactions with affiliates, minimum levels of net worth and restricts the payment of dividends and material changes in ownership. At December 31, 1997 and 1996, the Company complied with these covenants. Management believes its warehouse lines of credit will be renewed in the normal course of business.

7)  Notes Payable to Affiliates

       Notes payable to affiliates were comprised of the following (in thousands):

                                                                                    December 31,
                                                                            ---------------------------
                                                                                  1997        1996
                                                                            ------------   ------------
Note payable to Stanwich Financial Services, Corp., unsecured,
interest at 13% payable quarterly, principal due June 30, 1998                  $ 4,000       $     -

Line of credit commitment of $5,000 payable to Stanwich Financial
Services Corp., unsecured, interest at 16% payable quarterly,
payable in full on  September 30, 2000                                            3,500             -

Note payable to Stanwich Financial Services Corp., unsecured,
interest at 14% payable quarterly, due September 30, 2000                         2,500             -

Note payable to Stanwich Financial Services Corp., unsecured,
interest at 14% payable quarterly, due June 30, 1998                                800             -

Note payable to Consumer Portfolio Services, Inc., unsecured,
interest at 13% payable quarterly, principal due June 30, 1998                    5,500             -
                                                                                -------       --------
                                                                                $16,300       $     -
                                                                                =======       ========

(8)  Shareholder and Option Agreements

       The Company owns 80% of the authorized shares of common stock of MPS. Certain key employees of MPS (the "MPS Managers") own or have options to acquire from MPS 20% of MPS's authorized shares under agreements with variable features. In addition, the MPS Managers have options, exercisable only if certain conditions are satisfied, to acquire from the Company up to 20% of such authorized shares. Pursuant to agreements entered into in 1997, if certain conditions are satisfied, from March 2001 (or earlier under certain circumstances) to December 2005, such shares owned or acquired by the MPS Managers are subject to put and call options which if exercised, will obligate MPS, or will give MPS the right, to purchase such shares. The put and call options are exercisable at various times during the period. The purchase price payable for these shares depends upon several factors, including the future earnings and value of MPS, but in no event will the aggregate price result in a gain for the MPS Managers in an amount that is more than 40% of the total value of MPS as of the applicable determination date, and such price may be substantially less than that amount or even nominal. Under certain conditions, the Company has the right under the agreements to assume MPS's obligation to purchase the MPS Managers' shares and if it does so, the Company may pay the purchase price in cash or in shares of the Company's Common Stock.

       No compensation expense has been recorded in the accompanying consolidated financial statements for the year ended December 31, 1997. Any future compensation expense, if any, as a result of these agreements will be accrued over the period in which the services are rendered.

                    NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

     In June 1996 the Board of Directors adopted, subject to shareholder approval, the 1996 Incentive Stock Option Plan (the "Incentive Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). The Incentive Plan provided for, among other things, the grant to key employees of the Company options to purchase shares of NAB Common Stock. The Director Plan provided for, among other things, the grant of options to purchase shares of NAB Common Stock to directors of the Company who were not also employees of the Company.

     The Plans were not presented to the shareholders for approval. The Company currently has no employee or director stock option plans, and there are no currently outstanding stock options held by any employee or director.

(9) Income Taxes

     The Company's effective tax expense from continuing operations of less than 1% differs from the amount determined by applying the statutory Federal rate of 34% to earnings from continuing operations before income taxes. This difference results primarily from the utilization of the Company's net operating loss ("NOL") carryforward of approximately 33%.

     Net deferred tax assets totaled $63.7 million and $65.4 million at December 31, 1997 and 1996, respectively with corresponding valuation allowances of $63.7 million and $65.4 million, respectively. No deferred tax assets have been recognized in the 1997 or 1996 consolidated financial statements due to the fact that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

     At December 31, 1997, for federal income tax purposes, the Company had regular tax and alternative minimum tax net operating loss carryforwards of approximately $186 million expiring as follows (in thousands):

                         Year                 Amount
                         ----                --------
                        2004                 $ 52,777
                        2005                   42,120
                        2006                   28,004
                        2007                   11,091
                        Thereafter             52,104
                                             --------
                                             $186,096
                                             ========

       In addition, the Company has a $4.7 million State of California net operating loss carryforward which expires in 2000.

       Simultaneously with the Merger, the Company amended its Articles of Incorporation and By-laws to restrict the acquisition of 5% or more of the outstanding shares of New Common Stock of the Company so as to prevent the occurrence of an ownership change under Section 382 of the federal income tax laws. Section 382 of the Internal Revenue Code of 1986 (Section 382), as amended, provides in general that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of such ownership change will be subject to an annual limitation. The Company's NOL's could become subject to certain limitations on utilization in the event the Company undergoes an ownership change within the meaning of
Section 382.

(10) Commitments and Contingencies

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

                    NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

       Commitments to originate mortgage loans are agreements to provide financing at a fixed or variable interest rate subject to specific terms and a customer's creditworthiness on a case-by-case basis. These commitments have fixed expiration dates and other termination clauses and may require payment of a fee. At December 31, 1997 and 1996 MPS had commitments to originate mortgage loans of approximately $60,500,000 and $3,700,000, respectively. This does not necessarily represent future cash requirements, as some portion of the commitments will expire without being drawn upon or will be declined for credit or other reasons. At December 31, 1997 and 1996, MPS had no outstanding firm commitments to purchase or sell loans.

       MPS has entered into loan sale agreements with investors in the normal course of business which includes standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require MPS to repurchase loans previously sold. As of December 31, 1997, MPS had no repurchase requests outstanding. In the opinion of management, the potential exposure related to MPS's loan sale agreements will not have a material adverse effect on the consolidated financial position and operating results of the Company.

       The Company is subject to lawsuits which arise in the ordinary course of its business. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from existing and threatened lawsuits would not have a material adverse effect on the Company's financial position and results of operations.

       The Company conducts its business from leased facilities. Rent expense of approximately $470,000, $126,000 and $120,000 have been recorded for the years ending December 31, 1997, 1996 and 1995, respectively.

       At December 31, 1997, minimum rental commitments under all noncancelable leases with terms exceeding one year were as follows (in thousands):

       Year ending
       December 31,
       ------------
       1998             $  994
       1999                763
       2000                601
       2001                251
       2002                237
                        ------
                        $2,846
                        ======

(11)  Related Party Transactions

       As discussed in Note (1), the Company sold its Retail Automotive Sales Segment in June, 1997 to Charles E. Bradley, Sr., the Chief Executive Officer and Chairman of NAB and Charles E. Bradley, Jr., a director of NAB, for $1,500,000. The purchase price consisted of a $200,000 cash payment and a note for $1,300,000.

       In August, 1997 the Company borrowed $3,500,000 under a $5,000,000 unsecured loan from Stanwich Financial Services Corp. (SFSC). The line is to be used to fund additional investments in MPS. the line bears interest at 16% per year payable quarterly. The principal amount of the loan is due in September 2000 but may be prepaid at anytime without penalty.

       In June, 1997 the Company borrowed $800,000 from SFSC pursuant to an unsecured promissory note. The loan bears interest at 14% per year payable quarterly. The note matures June 30, 1998. The loan may be prepaid at any time without penalty.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

  In September, 1997 the Company borrowed $2,500,000 from SFSC pursuant to an unsecured promissory note. The note bears interest at 14% per year payable quarterly. The principal is due September 30, 2000 and may be prepaid at anytime without penalty.

  In December, 1997 the Company borrowed $4,000,000 from SFSC pursuant to an unsecured promissory note. The loan bears interest at 13% per year payable quarterly. The principal is due June 30, 1998.

  Charles E. Bradley, Sr., who is an officer and director of NAB, and Charles E. Bradley, Jr., who is a director of NAB, together owned a majority interest in SFSC at December 31, 1997. As discussed in Note (13) the Company acquired all of the outstanding shares of SFSC on March 2, 1998.

  In December, 1997 the Company borrowed $5,500,000 from CPS pursuant to an unsecured promissory note. The loan bears interest at 13% per year payable quarterly. The principal is due June 30, 1998. Mr. Bradley, Sr., is a director of CPS and Mr. Bradley, Jr., is an officer and director of CPS.

  Included in other assets is an unsecured note receivable for $55,000 from
an officer of the Company.   The note is due on July 1, 1999, bears no interest
and may be prepaid at any time.

(12)  Fair Value of Financial Instruments

  The following disclosure of the estimated fair value of financial instruments is made using estimated fair value amounts that have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market date to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

  The estimated fair value of the Company's financial instruments are as follows (in thousands):

                                                                    December 31,
                                             ----------------------------------------------------------
                                                        1997                           1996
                                             --------------------------       -------------------------
                                             Carrying                         Carrying
                                              Value          Fair Value        Value         Fair Value
                                             --------        ----------       --------       ----------
Financial assets:
   Cash, restricted cash and cash            $  7,275        $  7,275         $ 3,139        $ 3,139
    equivalents
   Construction loans                          69,052          69,052               -              -
   Residential loans held for sale             45,472          46,707          12,648          13,300
   Commercial loans                             3,677           3,677               -               -
   Commitments to originate loans                   -               -               -               -
Financial liabilities:
   Notes payable                              112,016         112,016          11,819          11,819

  The following methods and assumptions were used in estimating the Company's fair value disclosures for financial instruments:

  Cash and cash equivalents: The fair value of cash and cash equivalents approximates the carrying value reported in the balance sheet.

  Construction loans: The carrying value reported in the balance sheet approximates fair value as the construction loans are short term and bear interest at a rate that approximates current market interest rates for similar types of credit.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

  Residential mortgage loans held for sale: The fair value of loans receivable held for sale is determined in the aggregate based on current investor yield requirements.

  Commercial loans: The fair value of commercial loans approximates the carrying value reported in the balance sheet based upon the present value of estimated cash flows using current interest rates applicable for similar types of credit.

  Warehouse lines of credit: The carrying value reported in the balance sheet approximates fair value as the warehouse lines of credit are due upon demand and bear interest at a rate that approximates current market interest rates for similar type lines of credit.

  Notes payable to affiliates: The carrying value reported in the balance sheet approximates current value based upon current investor yield requirements for similar instruments.

  Commitments to originate: The fair value is based on fees paid by the borrowers to obtain the loan and is not considered material.

(13)  Subsequent Events (Unaudited)

  On March 2, 1998 the Company acquired all of the outstanding common stock of Stanwich Holdings, Inc. and its wholly owned subsidiary, Stanwich Financial Services Corp. ("SFSC"). Mr. Bradley, Sr., and Mr. Bradley, Jr. together owned 85% of such stock.

  The purchase price totals $3,700,000, of which $2,766,000 is payable upon achievement of certain earnings levels through January 2003. The purchase price is payable in the form of notes to the individual owners. A portion of the purchase price ($531,000) is due to CPS, which had an option to acquire SFSC that was cancelled as of the acquisition date. The minimum purchase price of $934,000 is due March 2003.

  The notes payable for the acquisition bear interest at 7% per annum which is payable quarterly. Interest on the contingent portion of the purchase price is due upon realization of the required earnings levels. Total assets of SFSC approximated $200 million at the acquisition date. The Company has not yet made a final determination of the fair values of the assets acquired and liabilities assumed.

  The acquired company is in the structured settlement business, providing tax advantaged funding of defendants' obligations under legal settlement of various insurance claims.

  Included in the assets of SFSC at March 2, 1998 were several loans and investments with related parties and affiliates of related parties. The amounts, terms and relationships to the Company are summarized as follows (in thousands):


Asset Type                         Amount           Interest Rate        Maturity                Maker/Issuer
----------                       --------           -------------        --------                ------------
Notes Receivable                  $10,800             13%-16%             Various                      NAB
Note Receivable (A)               $19,081                 12%          December 1999        Stanwich Partners, Inc.
Note Receivable (B)               $15,000                  9%             June 2004                    CPS
Notes Receivable (A)              $13,500                 15%            March 1999         King Way Material Handling
Notes Receivable (C)              $ 2,500                 14%           October 1998        Tactical Retail Solutions
Common Stock shares (D)           $ 1,050                 -0-                 -                        CPS
Common Stock shares (D)           $   617                 -0-                 -                Devlieg-Bullard, Inc.
Preferred Stock shares (A)        $ 5,000                 15%                 -             King Way Material Handling

                     NAB ASSET CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

(A) Mr. Bradley, Sr. is an officer, director and shareholder of this Maker/Issuer.
(B) At maturity or repayment, the holder will have the option to convert 20% of the principal amount into common stock of CPS at a conversion rate of $11.86 per share.
(C)  Mr. Bradley, Sr. is a director and shareholder of this Maker/Issuer.
(D) These shares are publicly traded. Mr. Bradley, Sr. is Chairman and a shareholder of this Maker/Issuer. Mr. Bradley, Jr. is the President and a director of CPS.

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


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)1. Index to Financial Statements                                   Page

      Independent Auditors' Report                                     13
      Consolidated Balance Sheets as of December 31, 1997 and 1996 14 Consolidated Statements of Operations for the years ended
        December 31, 1997, 1996 and 1995                               15
      Consolidated Statements of Changes in Shareholders' Equity
        for the years ended December 31, 1997, 1996 and 1995           16
      Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995                               17
      Notes to Consolidated Financial Statements                       18

    Financial Statement Schedules

    None

3.   Exhibits


   2.1    Plan and Agreement of Merger dated February 7, 1996, by and among Consumer Portfolio Services, Inc.,
          CPS Investing Corp., and NAB Asset Corporation (Incorporated by reference to Exhibit 2.1 to Form 8-K dated February 28, 1996).
   3.1    Restated Articles of Incorporation (Incorporated by reference to Exhibit A to Appendix A to the
          Company's Proxy Statement dated April 23, 1996).
   3.2    Restated By-laws (Incorporated by reference to Exhibit B to Appendix A to the Company's Proxy
          Statement dated April 23, 1996).
   10.1   Partnership Sale Agreement dated as of February 7, 1996, by and among NAB Asset Corporation,
          JNK-1, Inc., LB 2, Inc., CLMN, Inc., MAH I, Inc., Michael A. Hrebenar and Richard A. Durham
          (Incorporated by reference to Exhibit 2.2 to Form 8-K dated February 28, 1996).
   10.2   Subscription and Capital Contribution Agreement dated July 10, 1996, between NAB Asset
          Corporation and Mortgage Portfolio Services, Inc. (Incorporated by reference to Exhibit 10.1 to
          Form 8-K dated July 10, 1996.
   10.3   Stock Sale Agreement dated July 10, 1996, between NAB Asset Corporation and Consumer Portfolio
          Services, Inc. (Incorporated by reference to Exhibit 10.2 to Form 8-K dated July 10, 1996).
   10.4   Subscription Agreement dated July 8, 1996 among CARS USA, Inc., NAB Asset Corporation, Charles
          E. Bradley, Jr., Nicholas Carroll and Sandra C. Watt.  (Incorporated by reference to Exhibit
          10.3 to Form 8-K dated July 10, 1996).
   10.5   Second Restated Credit Agreement between Mortgage Portfolio Services and Guaranty Federal Bank,
          F.S.B. (Incorporated by reference to Exhibit 10.14 to Form 10Q dated September 30, 1997).
   10.6   Employment Agreement dated December 1, 1996 between NAB Asset and Michael W. Caton
          (Incorporated by reference to Exhibit 10.8 to Form 10K dated December 31, 1996).
   10.7   Employment Agreement dated December 1, 1996 between James E. Hinton and Mortgage Portfolio
          Services, Inc. (Incorporated by reference to Exhibit 10.9 to Form 10K dated December 31, 1996).
   10.8   Stock Purchase Agreement dated March 27, 1997 between NAB Asset Corporation and CARS Holdings,
          Inc. (Incorporated by reference to Exhibit 10.10 to Form 10K dated December 31, 1996).
   10.9   $800,000 Promissory Note dated June 27, 1997 issued by NAB to SFSC (Incorporated by reference to Exhibit 10.11 to Form 10Q dated September 30, 1997).
  10.10   $5,000,000 Credit Line Note dated August 28, 1997 issued by NAB to SFSC. (Incorporated by reference to Exhibit 10.12 to Form 10Q dated September 30, 1997).
  10.11   $2,500,000 Promissory Note dated September 30, 1997 issued by NAB to SFSC. (Incorporated by reference to Exhibit 10.13 to Form 10Q dated September 30, 1997).
  10.12   Revolving Warehouse Line of Credit Agreement between NAFCO, Inc. and First American Bank, SSB.
          (Incorporated by reference to Exhibit 10.15 to Form 10Q dated September 30, 1997).
  10.13   Stockholders Agreement dated as of May 1, 1997 between MPS, NAB and Executives. (Incorporated by reference to Exhibit 10.16 to Form 10Q dated September 30, 1997).
  10.14   Option Agreement dated as of May 1, 1997 between MPS, NAB and Manager. (Incorporated by reference to Exhibit 10.17 to Form 10Q dated September 30, 1997).
  10.15   Asset Sale and Purchase Agreement dated as of December 23, 1997 between Pacific Southwest Bank and Construction Portfolio Funding, Inc. (Incorporated by reference to Exhibit 2.1 to Form 8K filed January 14, 1998).
  10.16   Loan and Security Agreement dated as of December 30, 1997 between Construction Portfolio
          Funding, a Texas corporation and Bank United, a federal savings bank. (Incorporated by reference to Exhibit 10.18 to Form 8K filed January 14, 1998).
  10.17   Stock Purchase Agreement dated February 24, 1998 among the Registrant, Bradley, Sr., Bradley,
          Jr., and Poole.  (Incorporated by reference to Exhibit 2.1 to Form 8K dated March 2, 1998).
  10.18   Option Termination Agreement dated March 2, 1998 between the Registrant and CPS, Bradley, Sr.,
          Bradley, Jr., Poole and Junkin. (Incorporated by reference to Exhibit 2.2 to Form 8K dated
          March 2, 1998).
  10.19   $1,456,103 Promissory Note dated March 2,1998 issued by the Registrant to Bradley, Sr.
          (Incorporated by reference to Exhibit 10.19 to Form 8K dated March 2, 1998).


  10.20   $1,456,103 Promissory Note dated March 2,1998 issued by the Registrant to Bradley, Jr.
          (Incorporated by reference to Exhibit 10.20 to Form 8K dated March 2, 1998).
  10.21   $256,959 Promissory Note dated March 2, 1998 issued by the Registrant to Poole. (Incorporated by reference to Exhibit 10.21 to Form 8K dated March 2, 1998).
  10.22   $530,825 Promissory Note dated March 2, 1998 issued by the Registrant to CPS. (Incorporated by reference to Exhibit 10.22 to Form 8K dated March 2, 1998).
  21.1    Subsidiaries of the registrant.
  27      Financial Data Schedule.


(b).    Reports on Form 8-K

  No reports on Form 8-K were filed during the last quarter of 1997.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NAB ASSET CORPORATION


                              By:  /s/  Charles E. Bradley, Sr.
                                   ---------------------------------------------
                                   Charles E. Bradley, Sr.
                                   Chairman of the Board/Chief Executive Officer (Principal Executive Officer)

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


           Signature                                      Title                              Date
           ---------                                      -----                              ----

                                                    Chairman of the Board               March 27, 1998
/s/  Charles E. Bradley, Sr.                       Chief Executive Officer
------------------------------------            (Principal Executive Officer)
     Charles E. Bradley, Sr.


/s/  Michael W. Caton                                     President                     March 27, 1998
------------------------------------             Chief Operating Officer and
     Michael W. Caton                                      Director


/s/  Alan Ferree                                    Senior Vice President               March 27, 1998
------------------------------------               Chief Financial Officer
     Alan Ferree                                (Principal Financial Officer)


/s/  Timothy G. Hanson                                    Controller                    March 27, 1998
------------------------------------             (Principal Accounting Officer)
     Timothy G. Hanson


/s/  Charles E. Bradley, Jr.                               Director                     March 27, 1998
------------------------------------
     Charles E. Bradley, Jr.


/s/  James B. Gardner                                      Director                     March 27, 1998
------------------------------------
     James B. Gardner


/s/  Jeffrey W. Kramer                                     Director                     March 27, 1998
------------------------------------
     Jeffrey W. Kramer