Form 10-Q
period 1998-03-31
NAB ASSET CORP
filed 1998-06-04
CIK 873458

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 1998

[_] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______________ to
       _______________

Commission file number 0-19391



                             NAB ASSET CORPORATION
                  ------------------------------------------
            (Exact name of registrant as specified in its charter)

             Texas                                   76-0332956
---------------------------------------- --------------------------------------
     (State of Incorporation)            (I.R.S. Employer Identification Number)

    2 Ada, Suite 100, Irvine, CA                        92618
---------------------------------------- --------------------------------------
(Address of principal executive offices)              (Zip code)



      Registrant's telephone number, including area code:  (714) 790-8000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [_]


As of May 31, 1998, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I -  Financial Information
Item 1.   Financial Statements

                             NAB ASSET CORPORATION
                                and Subsidiaries
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)
                                  (unaudited)

                                                      March 31,   December 31,
                               Assets                   1998         1997
                               ------                ----------   -----------
Cash and cash equivalents                             $  4,605       $  3,620
Restricted cash                                          4,951          3,655
Receivables:
     Construction loans, net                            65,105         69,052
     Residential mortgage loans held for sale           63,155         45,472
     Commercial loans held for investment, net           3,875          3,677
     Other receivables                                   1,117          1,024
Property and equipment, net                              1,142          1,151
Costs in excess of net assets acquired, net                574            584
Other assets                                               987            884
                                                      --------       --------
           Total assets                               $145,511       $129,119
                                                      ========       ========
          Liabilities and Shareholders' Equity
          ------------------------------------

Liabilities:
     Warehouse lines of credit                         104,407         95,716
     Notes payable to affiliates                        16,300         16,300
     Drafts payable                                     11,181          5,425
Accounts payable and accrued expenses                    4,188          2,914
Deferred income                                            801            609
                                                      --------       --------
          Total liabilities                            136,877        120,964
                                                      --------       --------
Minority interest                                          539            316

Shareholders' equity:
Common stock:  $.10 par value, 30,000,000
     Authorized shares:
     5,091,300 shares issued and outstanding at
     March 31, 1998 and December 31, 1997                  509            509
Additional paid-in capital                               7,217          7,217
Retained earnings                                          369            113
                                                      --------       --------
          Total shareholders' equity                     8,095          7,839
                                                      --------       --------
                                                      $145,511       $129,119
                                                      ========       ========

     See accompanying notes to unaudited consolidated financial statements

                             NAB ASSET CORPORATION
                                and Subsidiaries
                     Consolidated Statements of Operations
                 (dollars in thousands, except per share data)
                                  (unaudited)

                                                 Three months ended March 31,
                                                    1998              1997
                                                 ----------        ----------
Revenues:
     Gains on sales of loans                     $    4,331        $    1,370
     Interest income                                  2,892               525
     Origination and other fee income                 2,290               119
                                                 ----------        ----------
          Total revenues:                             9,513             2,014
                                                 ----------        ----------

Costs and expenses:
     Compensation and benefits                        4,656             1,221
     Interest expense                                 2,648               269
     General and administrative                       1,796               521
     Minority interest in earnings                      157                18
                                                 ----------        ----------
          Total costs and expenses                    9,257             2,029
                                                 ----------        ----------

Net earnings (loss) from continuing operations          256               (15)

Net (loss) from discontinued retail automotive
  sales operations, net of income taxes                   -              (207)
                                                 ----------        ----------

Net earnings (loss)                              $      256        $     (222)
                                                 ==========        ==========

Basic and diluted earnings (loss) per share
  from continuing operations                     $     0.05        $        -
                                                 ==========        ==========

Basic and diluted earnings (loss) per share      $     0.05        $    (0.04)
                                                 ==========        ==========

Weighted average number of  common and common
  equivalent shares outstanding                   5,091,300         5,091,300
                                                 ==========        ==========

     See accompanying notes to unaudited consolidated financial statements

                             NAB ASSET CORPORATION
                                and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                  (unaudited)

                                                                                  Three months ended March 31,
                                                                                    1998                1997
                                                                                  --------            -------
Cash flows from operating activities:
     Net earnings (loss) from continuing operations                               $    256            $   (15)
        Adjustments to reconcile net earnings  (loss) to net cash
           from (used by) operating activities:
        Depreciation and amortization                                                  114                 71
        Minority interest                                                              223                 18
        Provision for credit losses                                                     73                  -
        Net changes in:
          Residential mortgage loans originated, purchased and sold                (17,683)             1,504
          Other receivables                                                            (93)               127
          Drafts payable                                                             5,756                  -
          Deferred income                                                              192                126
          Other assets                                                                (103)               402
          Accounts payable and accrued expenses                                      1,274                 52
                                                                                  --------            -------
            Net cash from (used by) operating activities                            (9,991)             2,285

Cash flows from investing activities:
     Construction loans originated                                                 (42,328)                 -
     Principal collections on construction loans                                    46,213                  -
     Commercial loans purchased and originated                                        (458)            (1,390)
     Principal collections on commercial loans                                         249                119
     Purchases of  property and equipment                                              (95)              (107)
                                                                                  --------            -------
            Net cash from (used by) investing activities                             3,581             (1,378)

Cash flows from financing activities:
     Net borrowings under warehouse lines of credit                                  8,691             (1,734)
                                                                                  --------            -------
           Net cash from (used by) financing activities                              8,691             (1,734)
                                                                                  --------            -------
Net increase (decrease) in cash and cash equivalents                                 2,281               (827)
Cash and cash equivalents at beginning of period                                     7,275              3,139
                                                                                  --------            -------
Cash and cash equivalents at end of period                                        $  9,556            $ 2,312
                                                                                  ========            =======

Supplement disclosure of cash flow information:
     Cash paid during the period
          Interest                                                                $  1,826            $    44
                                                                                  ========            =======

     See accompanying notes to unaudited consolidated financial statements

Notes to the Unaudited Consolidated Financial Statements

(1)  Description of Business

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

(2)  Basis of Financial Statement Presentation

     The consolidated balance sheet of the Company as of March 31, 1998, the related consolidated statements of operations for the three month periods ended March 31, 1998 and 1997 and the related statements of cash flows for the three month periods ended March 31, 1998 and 1997 are unaudited. These statements reflect, in the opinion of management, all material adjustments consisting only of normal recurring accruals necessary for a fair presentation of the consolidated balance sheet of the Company as of March 31, 1998, and results of consolidated operations for the three month ended March 31, 1998 and 1997 and the consolidated cash flows for the three month period ended March 31, 1998 and 1997. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 1998.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and therefore do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on SEC form 10-K for the year ended December 31, 1997.

     On January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income". SFAS 130 defines comprehensive income as the total of all components of comprehensive income, including net income and other comprehensive income. The term "other comprehensive income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income items are classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. All components of comprehensive income shall be reported in the financial statements in the period in which they are recognized; however, if there are no items of other comprehensive income in any period presented, then comprehensive income is not required to be reported in that period. The adoption of SFAS No. 130 did not have any material impact on the Company's financial statements. During the three months ended March 31, 1998 and 1997, there were no items of other comprehensive income recognized.

(3)  Acquisitions and Dispositions

     On March 2, 1998 the Company entered into an agreement to acquire for a minimum purchase price of $934,000, (payable in the form of the Company's promissory notes) Stanwich Holdings, Inc. and Stanwich Financial Services Corporation (SFSC). The Company filed a Form 8-K on March 17, 1998 disclosing the transaction. The other parties to the transaction included, among others, Charles E. Bradley, Sr. an officer and director of the Company, Charles E. Bradley, Jr. a director of the Company, and CPS.

     Subsequently the Company determined that certain SFSC gains recorded for tax purposes may not be used to offset a portion of the Company's net operating loss carryforwards (which totaled approximately $186,000,000 at December 31, 1997). As a result, the Company and the sellers agreed to a rescission after it was determined that certain expected economic and tax benefits from the acquisition and ownership of SFSC would not be available to the Company.

     Effective March 2, 1998 the Company entered into an agreement that rescinded the acquisition of SFSC. As a result, the financial statements of the Company do not reflect any results of operations of SFSC for any time period.

     In March 1997, NAB entered into a definitive agreement to sell its interest in CARS and on June 27, 1997 completed the transaction. The acquirer was a newly formed company owned by Charles E. Bradley, Sr., the chief executive officer and chairman of the board of NAB and Charles E. Bradley, Jr., a director of NAB. The purchase price consisted of a $200,000 cash payment and a note for $1,300,000. The note bears interest at 9% payable quarterly and is included in Commercial loans on the Consolidated Balance Sheets. A principal payment of $500,000 is due on June 27, 1998 with the remainder due on June 27, 1999.

     As a result of NAB's decision to divest its retail automotive sales operations, all related operating activity has been reported as discontinued operations for financial reporting purposes.

     Operating results of the discontinued retail automotive sales operation is summarized as follows (in thousands):

                                      Period from January 1,
                                      1997 to March 31, 1997
                                        (measurement date)
                                    --------------------------

               Revenues                                $2,199
               Expenses                                 2,406
                                                       ------
               Net Loss                                $ (207)
                                                       ======

     Revenue and expenses for the discontinued automotive sales operation consisted primarily of sales and cost of sales, respectively.

PART II - Other Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     NAB is a financial services company engaged in residential mortgage banking, residential construction lending and commercial finance. The residential mortgage banking business, acquired in July 1996, originates, acquires and sells prime and sub-prime mortgage loans. The residential construction lending business, begun in December, 1997, originates and holds for investment single family residential construction loans to homebuilders and to a lesser extent lots, model homes, and acquisition and development projects for those homebuilders. The commercial finance operations, begun in January, 1997, provides financing to operators of rent-to-own or rental purchase retailers. On June 27, 1997 the Company sold its interest in its retail automobile sales business. Prior to the Merger on June 5, 1996, the Company's primary operations consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others.

  Results of Operations

  The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company by primary business line for the quarters ended March 31, 1998 and 1997. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto (in thousands, except per share data).

                                       Three months ended  Three months ended
                                         March 31, 1998      March 31, 1997
                                       ------------------  ------------------
Revenues:

Residential mortgage banking                      $ 7,733             $ 1,845
Residential construction lending                    1,601                   -
Commercial lending                                    176                 157
Corporate and intercompany
 eliminations                                           3                  12
                                                  -------             -------
  Total revenues                                  $ 9,513             $ 2,014

Costs and expenses:

Residential mortgage banking                        6,869               1,616
Residential construction lending                    1,483                   -
Commercial lending                                    175                  74
Corporate and intercompany
 eliminations                                         730                 339
                                                  -------             -------
  Total costs and expenses                        $ 9,257             $ 2,029

Operating profit (loss):

Residential mortgage banking                          864                 229
Residential construction lending                      118                   -
Commercial lending                                      1                  83
Corporate and intercompany
 eliminations                                        (727)               (327)
                                                  -------             -------
   Total operating profit (loss)
                                                  $   256             $   (15)
                                                  =======             =======

      Residential Mortgage Banking

     Revenues for the three months ended March 31, 1998 primarily consisted of $4,331,000 in gains on sale of loans, $1,773,000 in fee income and $1,397,000 in interest income. The $5,888,000 increase in revenues from $1,845,000 for the three months ended March 31, 1997 primarily related to the additional revenues generated by the acquisition of the assets and business of Pacific American Mortgage Company (PAMCO) in August, 1997 and increased levels of loan originations. The increase in revenues was primarily comprised of a $2,961,000 increase in gains on sale of loans, a $1,656,000 increase in fee income and a $1,040,000 increase in interest income.

     The increased gain on sale of loans was due primarily to the sale of $176.7 million in loans sold for the three months ended March 31, 1998 compared to $35.3 million for the three months ended March 31, 1997. The increase in fee income was primarily due to the increase in loan production to $199.1 million for the three months ended March 31, 1998 compared to $36.3 million for the three months ended March 31, 1997. The acquisition of PAMCO accounted for $129.9 million of the increase in loan production and $107.5 million of the increase in loan sales for the quarter ended March 31, 1998.

     Operating expenses for the three months ended March 31, 1998 primarily consisted of $1,228,000 in interest expense, $3,870,000 in compensation and benefit expense, $441,000 in intercompany tax expense, and $1,330,000 in general and administrative expense. Operating expenses increased by $5,253,000 from $1,616,000 for the prior period to $6,869,000 for the three months ended March 31, 1998. This increase consisted of $957,000 in interest expense, $2,903,000 in compensation and benefit expense, $441,000 in intercompany tax expense and $952,000 in general and administrative expense. In general, expenses increased due to the PAMCO acquisition, which accounted for the majority of the increase in interest expense related to the additional warehouse line necessary to fund the additional production. Compensation and benefits and general and administrative expenses also increased mainly due to the addition of PAMCO.

     Residential Construction Lending

     Revenues for the three months ended March 31, 1998 consisted of interest income of $1,318,000 and fee income of $283,000.

     Operating expenses for the three months ended March 31, 1998 consisted of $1,103,000 of interest expense, $141,000 of compensation and benefit expense and $239,000 of general and administrative expense.

     New loan commitments for residential construction for the three months ended March 31, 1998 totaled $39,800,000. New loan commitments approved for new customers for the three months ended March 31, 1998 totaled $4,750,000.

      Commercial Lending

     Revenues for the three months ended March 31, 1998 primarily consisted of
interest income of $174,000.   The $19,000 increase in revenues from the three
months ended March 31, 1997 relates to the increase in loans receivable.

     Operating expenses for the three months ended March 31, 1998 primarily consisted of $64,000 in compensation and benefit expense and $86,000 in general and administrative expense. The $101,000 increase in operating expenses from the three months ended March 31, 1997 was due primarily to an increase of $10,000 in compensation and benefit expense and an increase of $66,000 in general and administrative expense.

     New loan commitments approved for the three months ended March 31, 1998 totaled $1,350,000 compared to $0 for the three months ended March 31, 1997.

     Corporate and Intercompany Eliminations

     Corporate expenses for the three months ended March 31, 1998 increased $391,000 primarily as a result of increased compensation expense.

     In April 1998, the Board of Directors authorized the Company to make payments to officers and Directors in lieu of stock options that were originally granted under stock option plans that were never presented to shareholders for approval. As a result, the Company recorded a charge of $376,000 which is recorded in compensation expense for the quarter ended March 31, 1998, and is obligated to pay certain officers of the Company a total of $364,000 over the period to January, 2000, contingent on continued employment. The company will record compensation expense as these amounts become due.

     Liquidity and Capital Resources

     As of March 31, 1998 the Company has approximately $9,556,000 in cash as compared to $7,275,000 at December 31, 1997. Of the $9,556,000 in cash at March 31, 1998, $4,951,000 was restricted to usage for mortgage loan fundings and repayments under the Company's residential warehouse line of credit. Of the $7,275,000 in cash at December 31, 1997, $3,655,000 was restricted.

     Total assets have increased to $145,511,000 at March 31, 1998 from $129,119,000 at December 31, 1997. The increase is principally attributable to the growth in mortgage loan production. This growth was financed primarily by borrowings from banks under lines of credit.

     During the quarter the Company temporarily increased its warehouse line of credit, secured by residential mortgage loans, to $100,000,000. The increase from $75,000,000 expires June 30, 1998. The Company is currently negotiating an increase to $120,000,000 which will expire August 30, 1999. At March 31, 1998, $59,883,000 was borrowed under the line.

Outstanding borrowings bear interest at a spread over LIBOR or prime. The line of credit matures August 29, 1998.

     On December 30, 1997 the Company entered into a line of credit borrowing arrangement providing for advances up to $75,000,000 secured by construction loans receivable. As of March 31, 1998, $43,724,000 was outstanding under the line.

     On April 30, 1998 the Company renewed its line of credit totaling $5,000,000 secured by commercial loans. The line matures April 30, 1999. At March 31, 1998, $800,000 was borrowed under the line which bears interest at a spread over the prime rate.

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

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits

                1)  EX-27 Financial Data Schedule

     (b) Reports on Form 8-K

         The following current reports on Form 8-K were filed during the quarter ended March 31, 1998:

                1) Form 8-K dated January 14, 1998 (reporting acquisition of construction loans).


                2) Form 8-K dated March 2, 1998 (reporting acquisition of Stanwich Financial Services Corp. and Stanwich Holdings, Inc.) as amended by Form 8-K/A dated June 3, 1998 (reporting rescission of such acquisition).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                  Dated:  June 4, 1998


                  By:  /s/ Michael W. Caton
                       -----------------------------
                       Michael W. Caton
                       President and Chief Operating Officer

                  By:  /s/ Alan Ferree
                       ------------------------------
                       Alan Ferree
                       Senior Vice President and Chief Financial Officer