Form 10-Q
period 1998-06-30
NAB ASSET CORP
filed 1998-08-14
CIK 873458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to __________

Commission file number 0-19391



                              NAB ASSET CORPORATION
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


                Texas                                           76-0332956
---------------------------------------            -------------------------------------
       (State of Incorporation)                      (I.R.S. Employer Identification
                                                                 Number)

     2 Ada, Suite 100, Irvine, CA                                 92618
---------------------------------------            -------------------------------------

   (Address of principal executive                              (Zip code)
               offices)


       Registrant's telephone number, including area code: (714) 790-8000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 1998, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              NAB ASSET CORPORATION
                                and Subsidiaries
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)
                                   (unaudited)


                                                                         June 30,          December 31,
                            Assets                                         1998                 1997
                                                                      -------------        -------------
Cash and cash equivalents                                             $       1,476        $       3,620
Restricted cash                                                               6,136                3,655
Receivables:
     Construction loans, net of allowances of $430 at June 30, 1998          75,417               69,052
     Residential mortgage loans held for sale                                75,710               45,472
     Commercial loans held for investment, net of allowances
        of $86 at June 30, 1998                                               4,702                3,677
     Other receivables                                                        4,394                1,024
Residual interest in securitization of mortgage loans                         3,514                   --
Property and equipment, net                                                   1,276                1,151
Costs in excess of net assets acquired, net                                     557                  584
Other assets                                                                  1,397                  884
                                                                      -------------        -------------
           Total assets                                               $     174,579        $     129,119
                                                                      =============        =============
                  Liabilities and Shareholders' Equity

Liabilities:
     Warehouse lines of credit                                              128,181               95,716
     Notes payable to affiliates                                             19,300               16,300
     Drafts payable                                                          11,064                5,425
Accounts payable and accrued expenses                                         5,564                2,914
Deferred income                                                                 750                  609
                                                                      -------------        -------------
          Total liabilities                                                 164,859              120,964
                                                                      -------------        -------------
Minority interest                                                             1,213                  316

Shareholders' equity:
Common stock:  $.10 par value, 30,000,000
     Authorized shares:
     5,091,300 shares issued and outstanding at
     June 30, 1998 and December 31, 1997                                        509                  509
Additional paid-in capital                                                    7,217                7,217
Retained earnings                                                               781                  113
                                                                      -------------        -------------
          Total shareholders' equity                                          8,507                7,839
                                                                      -------------        -------------
                                                                      $     174,579        $     129,119
                                                                      =============        =============


      See accompanying notes to unaudited consolidated financial statements

                              NAB ASSET CORPORATION
                                and Subsidiaries
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                  Three months ended June 30,                Six months ended June 30,
                                              ----------------------------------         ----------------------------------
                                                   1998                1997                  1998                  1997
                                              -------------        -------------         -------------        -------------
Revenues:
     Gains on sales of loans                  $       4,778        $       1,921         $       9,110        $       3,291
     Interest income                                  3,754                  597                 6,570                1,123
     Other operating revenues                         2,701                  200                 5,065                  318
                                              -------------        -------------         -------------        -------------
          Total revenues:                            11,233                2,718                20,745                4,732

Costs and expenses:
     Compensation and benefits                        5,160                1,393                 9,816                2,614
     Interest expense                                 3,328                  289                 5,976                  558
     Provision for credit losses                        205                    7                   277                    7
     General and administrative                       2,014                  772                 3,738                1,293
     Minority interest in earnings                      114                   39                   270                   57
                                              -------------        -------------         -------------        -------------
          Total costs and expenses                   10,821                2,500                20,077                4,529
                                              -------------        -------------         -------------        -------------

Net earnings from
continuing operations                                   412                  218                   668                  203

Net earnings (loss) from dis-
continued operations,
     Net of income taxes:
     Retail automobile sales                             --                  (64)                   --                 (271)
     Gain on disposal of CARS USA                        --                1,384                    --                1,384
                                              -------------        -------------         -------------        -------------
Net earnings                                  $         412        $       1,538         $         668        $       1,316
                                              =============        =============         =============        =============

Basic and diluted earnings per
share from continuing operations              $        0.08        $        0.04         $        0.13        $        0.04
                                              =============        =============         =============        =============

Basic and diluted earnings per share
                                              $        0.08        $        0.30         $        0.13        $        0.26
                                              =============        =============         =============        =============

Weighted average number of
  Common and common equivalent
  shares outstanding                              5,091,300            5,091,300             5,091,300            5,091,300
                                              =============        =============         =============        =============


      See accompanying notes to unaudited consolidated financial statements

                              NAB ASSET CORPORATION
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                                        Six months ended June 30,
                                                                    --------------------------------
                                                                        1998               1997
                                                                    -------------      -------------
Cash flows from operating activities:
     Net earnings from continuing operations                        $         668      $         203
        Adjustments to reconcile net earnings to net cash
           from (used by) operating activities:
        Cash used in discontinued operations                                   --               (176)
        Proceeds from sale of CARS USA                                         --                200
        Non-cash gain on securitization of mortgage loans                  (3,248)                --
        Depreciation and amortization                                         296                137
        Minority interest                                                     897                 57
        Provision for credit losses                                           277                  7
        Net changes in:
        Residential mortgage loans originated, purchased
          and sold                                                        (30,584)            (1,019)
          Other receivables                                                (3,370)                37
          Drafts payable                                                    5,639                 --
          Deferred income, net                                                141                250
          Other assets                                                       (514)               361
          Accounts payable and accrued expenses                             2,650                206
                                                                    -------------      -------------
            Net cash from (used by) operating activities                  (27,148)               263

Cash flows from investing activities:
     Construction loan fundings                                           (66,088)                --
     Principal collections on construction loans                           59,584                 --
     Commercial loans purchased and originated                             (1,744)            (1,797)
     Principal collections on commercial loans                                633                204
     Purchases of  property and equipment                                    (365)              (244)
                                                                    -------------      -------------
            Net cash used by investing activities                          (7,980)            (1,837)

Cash flows from financing activities:
     Net borrowings under warehouse lines of credit                        32,465                780
     Proceeds from note payable to affiliates                               3,000                800
                                                                    -------------      -------------
           Net cash from financing activities                              35,465              1,580
                                                                    -------------      -------------
Net increase in cash and cash equivalents                                     337                  6
Cash and cash equivalents at beginning of period                            7,275              3,315
                                                                    -------------      -------------
Cash and cash equivalents at end of period                          $       7,612      $       3,321
                                                                    =============      =============
Supplement disclosure of cash flow information:
     Cash paid during the period - Interest                         $       4,219      $         300
                                                                    =============      =============
      Non-cash - Note received from sale of CARS USA                $           -       $      1,300
                                                                    =============      =============


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

(2)     BASIS OF FINANCIAL STATEMENT PRESENTATION

        The consolidated balance sheet of the Company as of June 30, 1998, the related consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997, and the related statements of cash flows for the six month periods ended June 30, 1998 and 1997 are unaudited. These statements reflect, in the opinion of management, all material adjustments consisting only of normal recurring accruals necessary for a fair presentation of the consolidated balance sheet of the Company as of June 30, 1998, and results of consolidated operations for the three and six months ended June 30, 1998 and 1997 and the consolidated cash flows for the six month period ended June 30, 1998 and 1997. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 1998.

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

        On January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS No. 130), "Reporting Comprehensive Income". SFAS 130 defines comprehensive income as the total of all components of comprehensive income, including net income and other comprehensive income. The term "other comprehensive income" refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Other comprehensive income items are classified separately into foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. All components of comprehensive income shall be reported in the financial statements in the period in which they are recognized; however, if there are no items of other comprehensive income in any period presented, then comprehensive income is not required to be reported in that period. The adoption of SFAS No. 130 did not have any material impact on the Company's financial statements. During the six months ended June 30, 1998 and 1997, there were no items of other comprehensive income recognized.

        In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (SFAS No. 132), "Employers Disclosures about Pension and Other Postretirement Benefits." SFAS No. 132 amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employer's Accounting for Retirement Benefits Other than Pensions". SFAS No. 132 standardizes the disclosure requirements of SFAS No. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other retirement benefits. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 will result in disclosure changes only.

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

        SFSA No. 133 supercedes FASB Statements No. 80 "Accounting for Futures Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". It amends FASB Statement No. 107 "Disclosures about the Fair Value of Financial Instruments" to include in Statement 107 the disclosure provisions about concentration of credit risk from Statement 105. This Statement also nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is in the process of assessing the future impact of the implementation of SFAS No. 133.

(3)     ACQUISITIONS AND DISPOSITIONS

        On December 30, 1997 the Company, through a newly formed 86% owned subsidiary, Construction Portfolio Funding, Inc. ("CPFI") acquired approximately $53,000,000 in single family construction loans from a bank. A premium of $250,000 was paid in addition to the principal balances acquired.

        Additionally on December 30, 1997, CPFI acquired $2,000,000 in residential lot loans from NAFCO, Inc., ("NAFCO") an 84% owned subsidiary of NAB that were acquired from the bank in November, 1997.

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

        Operating results of the discontinued retail automotive sales operation is summarized as follows (in thousands):


                                             For the period from   For the period from
                                              April 1, 1997 to      January 1, 1997 to
                                                June 27, 1997         June 27, 1997
                                             -------------------   -------------------
Total revenues:                                 $   3,185,000         $   5,384,000
Total expenses:                                    (3,249,000)           (5,655,000)
                                                -------------         -------------
Net loss from discontinued operations:          $     (64,000)        $    (271,000)
                                                =============         =============


        Revenue and expenses for the discontinued automotive sales operation consisted primarily of sales and cost of sales, respectively.

(4)     RESIDUAL INTEREST IN SECURITIZATION OF MORTGAGE LOANS

        The Company records net gains on securitization of loans representing the excess of the cash received and assets retained by the Company over the relative fair value of the loans sold, less transaction costs. Various assumptions are used in the calculation of the gain on the sale of the loans and the valuation of the residual interest in the securitization of mortgage loans.

        The residual interests in the securitization of loans represent the present value of the difference between the contractual interest rates on the loans and the rate paid to the buyer or bondholder using those assumptions. The residual interest is accounted for as a trading security and as such is recorded at its estimated fair value. The Company is not aware of an active market for the purchase or sale of the residual interests. Accordingly, the Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved.

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

        RESULTS OF OPERATIONS

        The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company by primary business line for the three and six months ended June 30, 1998 and 1997. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto (in thousands).


                                                      Three months ended June 30,           Six months ended June 30,
                                                  --------------------------------      --------------------------------
                                                      1998                1997               1998             1997
                                                  -------------      -------------      -------------      -------------
 Revenues:
     Residential mortgage banking                 $       9,192      $       2,551      $      16,926      $       4,395
     Residential construction lending                     1,746                 --              3,347                 --
      Commercial lending                                    293                164                468                321
     Corporate and
      intercompany eliminations                               2                  3                  4                 16
                                                  -------------      -------------      -------------      -------------
          Total revenues:                                11,233              2,718             20,745              4,732

Costs and expenses:
     Residential mortgage banking                         8,514              2,054             15,384              3,670
     Residential construction lending                     1,630                 --              3,113                 --
     Commercial lending                                     214                222                388                296
     Corporate and
      intercompany eliminations                             463                224              1,192                563
                                                  -------------      -------------      -------------      -------------
          Total costs and
               expenses                                  10,821              2,500             20,077              4,529
                                                  -------------      -------------      -------------      -------------
Net earnings from continuing operations:
     Residential mortgage banking                           678                497              1,542                726
     Residential construction lending                       116                 --                234                 --
     Commercial lending                                      79                (58)                80                 24
     Corporate and
      intercompany eliminations                            (461)              (221)            (1,188)              (547)
                                                  -------------      -------------      -------------      -------------
Net earnings from
continuing operations:                            $         412      $         218      $         668      $         203
                                                  =============      =============      =============      =============
Net earnings (loss) from dis-
continued operations,
     Net of income taxes:
     Retail automobile sales                                 --                (64)                --               (271)
     Gain on disposal of
      CARS USA                                               --              1,384                 --              1,384
                                                  -------------      -------------      -------------      -------------
Net earnings (loss)                               $         412      $       1,538      $         668      $       1,316
                                                  =============      =============      =============      =============

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

        RESIDENTIAL MORTGAGE BANKING

        Revenues for the three months ended June 30, 1998 primarily consisted of $4,778,000 in gains on sale of loans, $2,077,000 in fee income and $2,072,000 in interest income. The $6,641,000 increase in revenues from $2,551,000 for the three months ended June 30, 1997 primarily related to the additional revenues generated by the acquisition of the assets and business of Pacific American Mortgage Company (PAMCO) in August, 1997 and increased levels of loan originations. The increase in revenues was primarily comprised of a $2,857,000 increase in gains on sale of loans, a $1,877,000 increase in fee income and a $1,642,000 increase in interest income.

        The increased gain on sale of loans was due primarily to the sale of $211.5 million in loans sold for the three months ended June 30, 1998 compared to $43.7 million for the three months ended June 30, 1997. The increase in fee income was primarily due to the increase in loan production to $235.8 million for the three months ended June 30, 1998 compared to $46.4 million for the three months ended June 30, 1997. The acquisition of PAMCO accounted for $149 million of the increase in loan production and $139.3 million of the increase in loan sales for the quarter ended June 30, 1998.

        Operating expenses for the three months ended June 30, 1998 primarily consisted of $1,831,000 in interest expense, $4,603,000 in compensation and benefit expense, $349,000 in intercompany tax expense, and $1,731,000 in general and administrative expense. Operating expenses increased by $6,460,000 from $2,054,000 for the prior period to $8,515,000 for the three months ended June 30, 1998. This increase consisted of $1,464,000 in interest expense, $3,473,000 in compensation and benefit expense, $303,000 in intercompany tax expense and $1,221,000 in general and administrative expense. In general, expenses increased due to the PAMCO acquisition, which accounted for the majority of the increase in interest expense related to the additional warehouse line necessary to fund the additional production. Compensation and benefits and general and administrative expenses also increased mainly due to the addition of PAMCO.

        RESIDENTIAL CONSTRUCTION LENDING

        Revenues for the three months ended June 30, 1998 consisted of interest income of $1,390,000 and fee income of $356,000.

        Operating expenses for the three months ended June 30, 1998 consisted of $1,185,000 of interest expense, $167,000 of compensation and benefit expense, $77,000 of bad debt expense and $201,000 of general and administrative expense.

        New loan commitments for residential construction for the three months ended June 30, 1998 totaled $1,000,000.

        COMMERCIAL LENDING

        Revenues for the three months ended June 30, 1998 primarily consisted of interest income of $291,000. The $129,000 increase in revenues from the three months ended June 30, 1997 relates to the increase in loans receivable.

        Operating expenses for the three months ended June 30, 1998 consisted of $50,000 in compensation and benefit expense, $47,000 in bad debt expense, $10,000 in interest expense and $107,000 in general and administrative expense. Operating expenses from the three months ended June 30, 1998 decreased $8,000 from the three months ended June 30, 1997.

        New loan commitments approved for the three months ended June 30, 1998 totaled $2,950,000 compared to $0 for the three months ended June 30, 1997.

        CORPORATE AND INTERCOMPANY ELIMINATIONS

        Corporate expenses for the three months ended June 30, 1998 increased $241,000 from the three months ended June 30, 1997 primarily as a result of increased compensation expense.

        In April 1998, the Board of Directors authorized the Company to make payments to officers and Directors in lieu of stock options that were originally granted under stock option plans that were never presented to shareholders for approval. As a result, the Company recorded a charge of $132,000 which is recorded in compensation expense for the three months ended June 30, 1998, and is obligated to pay certain officers of the Company an additional $232,000 over the period to January, 2000, contingent on continued employment. The Company will record compensation expense as these amounts become due.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

        RESIDENTIAL MORTGAGE BANKING

        Revenues for the six months ended June 30, 1998 primarily consisted of $9,110,000 in gains on sale of loans, $3,850,000 in fee income and $3,469,000 in interest income. The $12,531,000 increase in revenues from $4,395,000 for the six months ended June 30, 1997 primarily related to the additional revenues generated by the acquisition of the assets and business of Pacific American Mortgage Company (PAMCO) in August, 1997 and increased levels of loan originations. The increase in revenues was primarily comprised of a $5,819,000 increase in gains on sale of loans, a $3,532,000 increase in fee income and a $2,682,000 increase in interest income.

        The increased gain on sale of loans was due primarily to the sale of $319.0 million in loans sold for the six months ended June 30, 1998 compared to $79.0 million for the six months ended June 30, 1997. The increase in fee income was primarily due to the increase in loan production to $434.0 million for the six months ended June 30, 1998 compared to $82.7 million for the six months ended June 30, 1997. The acquisition of PAMCO accounted for $278.0 million of the increase in loan production and $246.8 million of the increase in loan sales for the six months ended June 30, 1998.

        Operating expenses for the six months ended June 30, 1998 consisted of $3,060,000 in interest expense, $8,473,000 in compensation and benefit expense, $790,000 in intercompany tax expense, and $3,061,000 in general and administrative expense. Operating expenses increased by $11,714,000 from $3,670,000 for the prior period to $15,384,000 for the six months ended June 30, 1998. This increase consisted of $2,421,000 in interest expense, $6,375,000 in compensation and benefit expense, $744,000 in intercompany tax expense and $2,174,000 in general and administrative expense. In general, expenses increased due to the PAMCO acquisition, which accounted for the majority of the increase in interest expense related to the additional warehouse line necessary to fund the additional production. Compensation and benefits and general and administrative expenses also increased mainly due to the addition of PAMCO.

        RESIDENTIAL CONSTRUCTION LENDING

        Revenues for the six months ended June 30, 1998 consisted of interest income of $2,707,000 and fee income of $640,000.

          Operating expenses for the six months ended June 30, 1998 consisted of $2,287,000 of interest expense, $308,000 of compensation and benefit expense, $139,000 in bad debt expense and $379,000 of general and administrative expense.

        New loan commitments for residential construction for the six months ended June 30, 1998 totaled $1,464,000.

         COMMERCIAL LENDING

        Revenues for the six months ended June 30, 1998 primarily consisted of interest income of $465,000. The $147,000 increase in revenues from the six months ended June 30, 1997 relates to the increase in loans receivable.

        Operating expenses for the six months ended June 30, 1998 consisted of $114,000 in compensation and benefit expense, $58,000 in bad debt expense, $23,000 in interest expense and $193,000 in general and administrative expense. Operating expenses from the six months ended June 30, 1998 increased $94,000 from the six months ended June 30, 1997 primarily due to the increase in bad debt and interest expense due to the growth of the loan portfolio.

        New loan commitments approved for the six months ended June 30, 1998 totaled $4,300,000 compared to $0 for the six months ended June 30, 1997.

        CORPORATE AND INTERCOMPANY ELIMINATIONS

        Corporate expenses for the six months ended June 30, 1998 increased $629,000 from the six months ended June 30, 1997 primarily as a result of the payments made to officers and Directors in lieu of stock options totaling $508,000 and increased interest expense incurred as a result of additional debt incurred to facilitate the growth of the Company.

        LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1998 the Company has approximately $7,612,000 in cash as compared to $7,275,000 at December 31, 1997. Of the $7,612,000 in cash at June 30, 1998, $6,136,000 was restricted to usage for mortgage loan fundings and repayments under the Company's residential warehouse line of credit. Of the $7,275,000 in cash at December 31, 1997, $3,655,000 was restricted.

        Total assets have increased to $174,579,000 at June 30, 1998 from $129,119,000 at December 31, 1997. The increase is principally attributable to the growth in mortgage loan production. This growth was financed primarily by borrowings from banks under lines of credit.

        As of June 30, 1998, the Company increased its warehouse line of credit, secured by residential mortgage loans, to $120,000,000. At June 30, 1998, $72,356,000 was borrowed under the line. Outstanding borrowings bear interest at various spreads over LIBOR. The line of credit matures June 29, 1999.

        On December 30, 1997 the Company entered into a line of credit borrowing arrangement providing for advances up to $75,000,000 secured by construction loans receivable. As of June 30, 1998, $55,025,000 was outstanding under the line. The line of credit matures December 29, 1998.

        On April 30, 1998 the Company renewed its line of credit totaling $5,000,000 secured by commercial loans. The line matures April 30, 1999. At June 30, 1998, $800,000 was borrowed under the line that bears interest at a spread over the prime rate.

        As discussed below, in connection with the restructuring of certain employee incentive plans at its mortgage banking subsidiary, the Company borrowed $3,000,000 from CPS during the quarter ended June 30, 1998. The unsecured loan is due September 30, 1998 and bears interest at 13%.

        As of June 30,1998, notes payable to affiliates were comprised of the following:


Payee   Type                   Date                    Maturity        Outstanding     Rate
-----   ----                   ----                    --------        -----------     ----
SFSC    Note             June 27, 1997            September 30, 1998   $   800,000      14%
SFSC    Note             September 30, 1997       September 30, 2000     2,500,000      14%
SFSC    Line of Credit   August 28, 1997          September 30, 2000     3,500,000      16%
SFSC    Note             December 30, 1997        September 30, 1998     4,000,000      13%
SFSC    Note             March 12, 1998           September 30, 1998       900,000      13%
SFSC    Note             March 13, 1998           September 30, 1998     1,100,000      13%
CPS     Note             December 30, 1997        September 30, 1998     3,500,000      13%
CPS     Note             June 26, 1998            September 30, 1998     3,000,000      13%
                                                                       -----------
                                                                       $19,300,000
                                                                       ===========


        In order to maintain its net operating loss carryforwards the Company is limited under Section 382 of the Internal Revenue Code of 1986 as to issuance of new common shares in order to raise additional capital. The Company must rely on additional borrowings to grow its operations. NAB has relied on Stanwich Financial Services Corp. (SFSC), a company that is 85% owned by Charles E. Bradley, Sr. and Charles E. Bradley, Jr., directors of the Company, and CPS to provide funds to support the additional growth of the Company. Management believes that the Company can obtain extensions on its notes payable to affiliates as necessary to support its ongoing operations

        SIGNIFICANT EVENTS

        Incentive Plan Restructure

        In 1997, the Company entered into agreements with the executives of MPS that granted options to the executives, exercisable only if certain conditions are satisfied, to acquire up to 20% of the authorized common shares of MPS. The number of shares to be issued pursuant to the agreements was dependent upon several factors, including the future earnings and value of MPS.

        On June 26, 1998 the Company, MPS and the executives entered into a Restructure Agreement which terminated the options. In exchange for the termination of the options the Company entered into a deferred compensation arrangement with the executives that requires the Company to pay equal annual installments of $1,180,000 to the executives over the three year period beginning June 26, 1999, as long as the executive continues employment with the Company. If the executive is terminated without cause all remaining amounts due under the deferred compensation arrangement become immediately payable.

        The Company also granted loans totaling $3,040,000 to the executives repayable in three equal annual installments, plus interest at 5.7% per annum, beginning June 30, 1999. The loans are secured by the stock that each executive owns, which aggregates approximately 19% of the outstanding shares of MPS. If the executive terminates for any reason prior to the end of the three year period, all remaining amounts under the note become immediately payable.

        Included in the Restructure Agreement is an additional provision that requires the Company to pay to one of the executives $93,334 every six months, beginning June 30, 1998, over the next three years, contingent upon continued employment.

        The financial statement impact of these new agreements for the three and six months periods ending June 30, 1998 was to record compensation expense totaling $93,334.

        Securitization

        The Company completed its first mortgage loan securitization on June 29, 1998. The company retained the servicing responsibilities for the loans. The Company recorded a net gain of $1,908,000 or 3.74% of the principal balance of the loans sold, which represents the excess of the cash received and assets retained by the Company over the relative fair value of the loans sold, less transaction costs.. The assumptions used in the calculation of the gain on the sale of the loans and the valuation of the residual interest in the securitization of mortgage loans were as follows:


                                                          Fixed Rate           Adjustable Rate
                                                          ----------           ---------------
Principal                                           $    27,667,000                $23,311,000
Cumulative losses                                               5.4%                       5.5%
Discount rate                                                    12%                        12%
Overcollateralization account                       Ramp up to 2.75%           Ramp up to 4.00%
Weighted average life of pool                             3.94 years                 3.16 years


        The Company purchased a mortgage pool insurance policy that will cover all losses up to 5% of the initial pool balances. The fee is .52% annually of the unpaid principal of the loans. The net loss assumption used in calculating the gain on sale of loans taking the policy into effect was .40% for the fixed rate loans and .50% for the adjustable rate loans.

        In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral held by the trust. The over-collateralization account was required by the servicing agreement to be maintained at certain levels.

        The residual interests in the securitization of loans represent the present value of the difference between the contractual interest rates on the loans and the rate paid to the buyer or bondholder using the assumptions discussed above. The residual interest is accounted for as a trading security and as such is recorded at its estimated fair value. The Company is not aware of an active market for the purchase or sale of the residual interests. Accordingly, the Company determined the estimated fair value of the residual interests by discounting the expected cash flows released from the trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved.

        SUBSEQUENT EVENTS

        On August 13, 1998, the Company entered into a Debt Restructure Agreement with SFSC in which the Company will exchange two commercial loans (including the $1,300,000 note received from the sale of CARS) totaling $1,600,000 for a corresponding reduction in the Company's indebtedness to SFSC. Additionally the Company and SFSC agreed to extend the maturity date on notes payable to SFSC totaling $6,800,000 to June 30,1999. Subsequent to the execution of this agreement the Company's notes payable to SFSC will total $11,200,000, of which $6,800,000 will be due June 30, 1999 and $4,400,000 will be due September 30, 2000.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        The Annual Meeting of Shareholders was held on June 16, 1998, in Irvine, California. Five directors were re-elected without opposition to serve until the next annual meeting of shareholders. The results of this election were as follows:


Name of Director                    Votes for             Votes withheld
----------------------              -----------           --------------
Charles E. Bradley, Sr.             4,718,641                   40,083
Charles E. Bradley, Jr.             4,721,935                   36,789
Michael W. Caton                    4,719,529                   39,195
James B. Gardner                    4,719,836                   38,888
Jeffrey W. Kramer                   4,719,902                   38,822

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits


                1) EX-10.23 Third Restated Credit Agreement between Mortgage Portfolio Services, Inc. and Guaranty Federal Bank, F.S.B. dated June 30, 1998

                2)      EX-27 Financial Data Schedule

        (b)     Reports on Form 8-K

                1) Form 8-K/A dated June 3, 1998 (reporting rescission of the acquisition of Stanwich Financial Services Corp. and Stanwich Holdings, Inc.).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 Dated:  August 14, 1998


                 By:    /s/ Michael W. Caton
                        -------------------------------
                        Michael W. Caton
                        President and Chief Operating Officer

                 By:     /s/ Alan Ferree
                         -------------------------------
                         Alan Ferree
                         Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.                        Description
-----------                        -----------
  10.23      Third Restated Credit Agreement between Mortgage
             Portfolio Services, Inc. and Guaranty Federal Bank, F.S.B. dated June 30, 1998

    27       Financial Data Schedule