Form 10-Q
period 1998-09-30
NAB ASSET CORP
filed 1998-11-16
CIK 873458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly Period ended September 30, 1998

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ______________ to   ______________

     Commission file number 0-19391


                              NAB ASSET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Texas                                        76-0332956
-----------------------------------                  ---------------------
    (State of Incorporation)                           (I.R.S. Employer
                                                     Identification Number)


  2 Ada, Suite 100, Irvine, CA                               92618
----------------------------------------            ----------------------
(Address of principal executive offices)                   (Zip code)


       Registrant's telephone number, including area code: (949) 465-0244

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

As of October 30, 1998, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NAB ASSET CORPORATION and Subsidiaries

                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                         September 30,    December 31,
                                                             1998            1997
                                                         -------------    -----------
                                                         (unaudited)
                           ASSETS

Cash and cash equivalents                                 $  2,293        $  3,620
Restricted cash                                             19,783           3,655
Receivables:
     Construction loans, net of allowance for loan
       losses of $501 at September 30, 1997 and $291
       at December 31, 1997                                 70,503          69,052
     Residential mortgage loans held for sale               65,610          45,472
     Commercial loans,  net of allowance for loan
       losses of $97 at September 30, 1998 and $28
       at December 31, 1997                                  4,865           3,677
     Other receivables                                       4,392           1,024
Residual interest in securitization of mortgage loans        3,520              --
Property and equipment, net                                  1,243           1,151
Costs in excess of net assets acquired, net                    518             584
Other assets                                                 1,281             884
                                                          --------        --------
           Total assets                                   $174,008        $129,119
                                                          ========        ========

            LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Warehouse lines of credit                            $125,633        $ 95,716
     Notes payable to affiliates                            16,794          16,300
     Drafts payable                                         15,359           5,425
Accounts payable and accrued expenses                        4,604           2,914
Deferred income                                                994             609
                                                          --------        --------
          Total liabilities                                163,384         120,964
                                                          --------        --------
Minority interest                                            1,425             316

Shareholders' equity:
Common stock: $.10 par value, 30,000,000
     Authorized shares:
     5,091,300 shares issued and outstanding at
     September 30, 1998 and December 31, 1997                  509             509
Additional paid-in capital                                   7,217           7,217
Retained earnings                                            1,473             113
                                                          --------        --------
          Total shareholders' equity                         9,199           7,839
                                                          --------        --------
                                                          $174,008        $129,119
                                                          ========        ========

     See accompanying notes to unaudited consolidated financial statements

                            NAB ASSET CORPORATION and

              Subsidiaries Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                        Three months ended                 Nine months ended
                                           September 30,                      September 30,
                                    ----------------------------      ----------------------------
                                       1998             1997             1998             1997
                                    -----------      -----------      -----------      -----------
Revenues:
     Gains on sales of loans        $     5,651      $     2,924      $    14,760      $     6,215
     Interest income                      4,019              839           10,665            1,961
     Other operating revenues             2,993              958            7,984            1,277
                                    -----------      -----------      -----------      -----------
          Total revenues:                12,663            4,721           33,409            9,453

Costs and expenses:
     Compensation and benefits            5,643            2,398           15,460            5,011
     Interest expense                     3,352              740            9,328            1,298
     Provision for credit losses            226               11              423               18
     General and administrative           2,372              808            6,189            2,101
                                    -----------      -----------      -----------      -----------
   Total costs and expenses              11,593            3,957           31,400            8,428
                                    -----------      -----------      -----------      -----------
Earnings from continuing
  operations before minority
  interest and income taxes:              1,070              764            2,009            1,025
    Minority interest                       212              133              483              191
    Income taxes                            166               85              166               85
                                    -----------      -----------      -----------      -----------
Earnings from continuing operations         692              546            1,360              749

Earnings (loss) from discontinued
  operations, net of income taxes:
     Retail automobile sales                 --               --               --             (271)
     Gain on disposal of CARS USA            --               --               --            1,384
                                    -----------      -----------      -----------      -----------
Net earnings                        $       692      $       546      $     1,360      $     1,862
                                    ===========      ===========      ===========      ===========
Basic and diluted net earnings
  per share from continuing
  operations                        $      0.14      $      0.11      $      0.27      $      0.15
                                    ===========      ===========      ===========      ===========
Basic and diluted net
  earnings per share                $      0.14      $      0.11      $      0.27      $      0.37
                                    ===========      ===========      ===========      ===========
Weighted average number of
  common and common equivalent
  shares outstanding                  5,091,300        5,091,300        5,091,300        5,091,300
                                    ===========      ===========      ===========      ===========


     See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries

                     Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                 Nine months ended
                                                                   September 30,
                                                               ---------------------
                                                                  1998       1997
                                                               ---------  ----------
Cash flows from operating activities:
     Net earnings from continuing operations                   $   1,360   $     749
        Adjustments to reconcile net earnings from
          continuing operations to net cash from
          (used by) operating activities:
        Cash used in discontinued operations                          --        (176)
        Proceeds from sale of CARS USA                                --         200
        Non-cash gain on securitization of mortgage loans         (3,248)         --
        Deposits to over-collateralization account                  (583)         --
        Amortization of net interest receivable account              310          --
        Depreciation and amortization                                455         251
        Provision for credit losses                                  423          18
        Net changes in:
          Restricted cash                                        (16,128)     (8,034)
          Residential mortgage loans originated,
             purchased and sold                                  (20,282)    (37,783)
          Drafts payable                                           9,934          --
          Minority interest                                        1,109         191
          Other assets and liabilities                            (1,690)        (52)
                                                               ---------   ---------
            Net cash from (used by) operating activities         (28,340)    (44,636)

Cash flows from investing activities:
     Construction loan fundings                                 (100,107)         --
     Principal collections on construction loans                  98,446          --
     Commercial loans purchased and originated                    (3,894)     (1,610)
     Principal collections on commercial loans                     1,037          19
     Acquisition of business, net of cash acquired                    --        (524)
     Purchases of  property and equipment                           (480)       (327)
                                                               ---------   ---------
            Net cash used by investing activities                 (4,998)     (2,442)

Cash flows from financing activities:
     Net borrowings under warehouse lines of credit               29,917      41,939
     Net proceeds from note payable to affiliates                  2,094       6,800
                                                               ---------   ---------
           Net cash from financing activities                     32,011      48,739
                                                               ---------   ---------
Net increase in cash and cash equivalents                         (1,327)      1,661
Cash and cash equivalents at beginning of period                   3,620       3,315
                                                               ---------   ---------
Cash and cash equivalents at end of period                     $   2,293   $   4,976
                                                               =========   =========
Supplement disclosure of cash flow information:
     Cash paid during the period - Interest                    $   7,303   $     300
                                                               =========   =========
      Non-cash - Note received from sale of CARS USA           $      --   $   1,300
      Non-cash - Notes receivable exchanged for reduction
        in payable to affiliates                               $   1,600   $      --
                                                               =========   =========

     See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries

            Notes to the Unaudited Consolidated Financial Statements

(1)     DESCRIPTION OF BUSINESS

        NAB Asset Corporation, a Texas Corporation (the "Company" or "NAB") is primarily engaged in the residential lending business. As discussed below the Company disposed of its retail automotive sales business in June 1997. Prior to June 5, 1996 the Company's business consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others.

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

(2)     BASIS OF FINANCIAL STATEMENT PRESENTATION

        The consolidated balance sheet of the Company as of September 30, 1998, the related consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997, and the related statements of cash flows for the nine month periods ended September 30, 1998 and 1997 are unaudited. These statements reflect, in the opinion of management, all material adjustments consisting only of normal recurring accruals necessary for a fair presentation of the consolidated balance sheet of the Company as of September 30, 1998, and results of consolidated operations for the three and nine months ended September 30, 1998 and 1997 and the consolidated cash flows for the nine month period ended September 30, 1998 and 1997. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 1998.

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

        In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designed as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or
(c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. Under SFAS No. 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

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

        In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 (SFAS No. 134), "Accounting for Mortgage Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify in accordance with the provisions of SFAS No. 115 the resulting mortgage backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. Management is in the process of determining the impact of the adoption of this statement on the Company's financial condition or results of operations.

(3)     ALLOWANCE FOR LOAN LOSSES

        The Company maintains an allowance for losses at an amount which it believes is sufficient to provide adequate protection against future losses in the loan portfolios. The allowance for losses is determined primarily on the basis of management's judgment of net loss potential, including specific allowances for known impaired loans and other factors such as changes in the nature and volume of the portfolio, value of the collateral and current economic conditions that may affect the borrowers' ability to pay. A loan is impaired when it is "probable" that a creditor will be unable to collect all amounts due (i.e., both principal and interest) according to the contractual terms of the loan agreement. The measurement of impairment may be based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to provision for loan losses.

        Loans are continually evaluated for collectibility and, if appropriate, the loan may be placed on non accrual status, generally if 90 days past due, and previously accrued interest is reversed from income. As of September 30, 1998, there were no loans on non accrual status.

(4)     RESIDUAL INTEREST IN SECURITIZATION OF MORTGAGE LOANS

        Net gains on securitization of loans represent the excess of the estimated cash to be received on assets retained by the Company over the relative fair value of the loans sold, less transaction costs. Various assumptions are used in the calculation of the gain on the sale of the loans and the valuation of the residual interest in the securitization of mortgage loans.

        The residual interests in the securitization of loans represent the sum of (1) the net interest receivable (NIR) which is the present value of the difference between the contractual interest rates on the loans and the rate paid to the buyer or bondholder using various assumptions and (2) the overcollaterization account which is the excess monthly cash flows, other than servicing revenues, that are required to be maintained with the trustee until certain overcollateralzation levels are met. The residual interest is accounted for as a trading security and as such is recorded at its estimated fair value. The Company is not aware of an active market for the purchase or sale of the residual interests. Accordingly, the Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved.

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

FINANCIAL CONDITION

        RESIDENTIAL MORTGAGE BANKING

        For the three and nine months ended September 30, 1998, originations of residential mortgage loans held for sale totaled $252.2 million and $687.2 million, respectively. This compares to $107.0 million and $189.7 million in originations for the same periods in 1997.

        Originations segregated between prime and sub prime for those periods are as follows (in thousands):

                         Quarter ended               Nine months ended
                         September 30,                 September 30,
                    -----------------------        ----------------------
                      1998           1997            1998          1997
                    --------       --------        --------      --------
Prime               $158,834       $ 46,271        $429,709      $ 46,271
Sub prime           $ 93,366       $ 60,759        $257,495      $143,459

        The prime originations result from the activities of Pacific American Mortgage Company (PAMCO) which was acquired in August 1997.

        Sales of mortgage loans for the same periods segregated between prime and sub prime are as follows (in thousands):

                         Quarter ended               Nine months ended
                         September 30,                 September 30,
                    -----------------------        ----------------------
                      1998           1997            1998          1997
                    --------       --------        --------      --------
Prime               $148,010       $ 10,257        $387,429      $ 10,257
Sub prime           $ 98,403       $ 55,980        $245,864      $134,952

        All sales of mortgage loans with the exception of the securitization completed on June 29, 1998 have been for cash on a servicing released basis.

        RESIDENTIAL CONSTRUCTION LENDING

        Loan fundings for residential construction loans held for investment totaled $37.8 million and $138.5 million for the three and nine months ended September 30, 1998.

        Loans totaling $4,090,000 have matured as of September 30, 1998 as compared to $4,345,000 at December 31, 1997. The Company generally grants extensions of 60 to 180 days on loans that have matured. The unpaid principal balance of loans that were past due with respect to interest totaled $2,069,000 and $5,859,000 at September 30, 1998 and December 31, 1997, respectively. The past due interest related to the past due loans totaled $31,000 and $133,000, respectively. At September 30, 1998 allowances for loan losses totaled $501,000 or 0.81% of the outstanding loan balances as compared to $291,000 or 0.54% of the loan balances at December 31, 1997. There have been no losses or chargeoffs during 1998. The Company has recorded no specific allowances against any of the outstanding residential construction loans.

        COMMERCIAL LENDING

        Loan fundings for commercial loans held for investment totaled $2,215,000 and $3,894,000 for the three and nine months ended September 30, 1998. There were no fundings in the same nine month period in 1997.

        At September 30, 1998 reserves for loan losses totaled $97,000 or 2.00% of the outstanding loan balances as compared to $18,000 or 1.12% of the loan balances at December 31, 1997. There have been no losses or chargeoffs during 1998. The Company has recorded no specific reserves against any of the outstanding commercial loans.

        RESULTS OF OPERATIONS

        The following discussion and analysis presents the significant changes in financial condition and results of operations of the Company by primary business line for the three and nine months ended September 30, 1998 and 1997. The results of operations of acquired businesses are included in the consolidated financial statements from the date of acquisition. This discussion should be read in conjunction with the consolidated financial statements and notes thereto (in thousands).

                                              Three months ended            Nine months ended
                                                 September 30,                 September 30,
                                           -----------------------       -----------------------
                                             1998           1997           1998           1997
                                           --------       --------       --------       --------
Revenues:
     Residential mortgage banking          $ 10,574       $  4,579       $ 27,499       $  8,974
     Residential construction lending         1,835             --          5,183             --
     Commercial lending                         231            106            699            427
     Corporate and intercompany
       eliminations                              23             36             28             52
                                           --------       --------       --------       --------
          Total revenues:                    12,663          4,721         33,409          9,453

Costs and expenses:
     Residential mortgage banking             9,557          3,822         24,940          7,491
     Residential construction lending         1,748             --          4,861             --
     Commercial lending                         187             78            575            374
     Corporate and intercompany
       eliminations                             479            275          1,673            839
                                           --------       --------       --------       --------
          Total costs and expenses           11,971          4,175         32,049          8,704
                                           --------       --------       --------       --------
Earnings from continuing operations:
     Residential mortgage banking             1,017            757          2,559          1,483
     Residential construction lending            87             --            322             --
     Commercial lending                          44             28            124             53
     Corporate and intercompany
       eliminations                            (456)          (239)        (1,645)          (787)
                                           --------       --------       --------       --------
Earnings from continuing operations:       $    692       $    546       $  1,360       $    749
                                           ========       ========       ========       ========
Earnings (loss) from discontinued
  operations, net of income taxes:
     Retail automobile sales                     --             --             --           (271)
     Gain on disposal of CARS USA                --             --             --          1,384
                                           --------       --------       --------       --------
Net earnings                               $    692       $    546       $  1,360       $  1,862
                                           ========       ========       ========       ========

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

        RESIDENTIAL MORTGAGE BANKING

        Revenues for the three months ended September 30, 1998 primarily consisted of $5,651,000 in gains on sale of loans, $2,756,000 in fee income and $2,167,000 in interest income. The $5,995,000 increase in revenues from $4,579,000 for the three months ended September 30, 1997 primarily related to the additional revenues generated by the prime mortgage business of Pacific American Mortgage Company (PAMCO) begun in August, 1997 and increased levels of loan originations. The increase in revenues was primarily comprised of a $2,726,000 increase in gains on sale of loans, a $1,797,000 increase in fee income and a $1,472,000 increase in interest income.

        The increased gain on sale of loans was due primarily to the sale of $246.4 million in loans for the three months ended September 30, 1998 compared to $66.2 million for the three months ended September 30, 1997. Net gains as a percentage of sub prime loans sold were 3.71 % and 4.96% for the three months ended September 30, 1998 and September 30, 1997. Net gains as a percentage of prime loans were 1.35% and 1.45% for the three months ended September 30, 1998 and September 30, 1997. The increase in fee income was primarily due to the increase in loan production to $252.2 million for the three months ended September 30, 1998, compared to $107.0 million for the three months ended September 30, 1997. The acquisition of PAMCO accounted for $116.1 million of the increase in loan production and $143.4 million of the increase in loan sales for the quarter ended September 30, 1998.

        Operating expenses for the three months ended September 30, 1998 primarily consisted of $1,637,000 in interest expense, $5,114,000 in compensation and benefit expense, $526,000 in intercompany tax expense, and $2,280,000 in general and administrative expense. Operating expenses increased by $5,735,000 from $3,822,000 for the prior period to $9,557,000 for the three months ended September 30, 1998. This increase consisted of $1,009,000 in interest expense, $2,987,000 in compensation and benefit expense, $135,000 in intercompany tax expense and $1,604,000 in general and administrative expense. In general, expenses increased due to the increase in loan originations as a result of PAMCO, which accounted for the majority of the increase in interest expense related to the additional warehouse line necessary to fund the additional production. Compensation and benefits and general and administrative expenses also increased mainly due to PAMCO.

        RESIDENTIAL CONSTRUCTION LENDING

        Revenues for the three months ended September 30, 1998 consisted of interest income of $1,603,000 and fee income of $232,000.

        Operating expenses for the three months ended September 30, 1998 consisted of $1,301,000 of interest expense, $186,000 of compensation and benefit expense, $71,000 in provision for credit losses, $45,000 of intercompany tax expense and $145,000 of general and administrative expense.

        New loan commitments for residential construction for the three months ended September 30, 1998 totaled $6,000,000.

        COMMERCIAL LENDING

        Revenues for the three months ended September 30, 1998 primarily consisted of interest income of $226,000. The $125,000 increase in revenues from the three months ended September 30, 1997 relates to the increase in loans receivable.

        Operating expenses for the three months ended September 30, 1998 consisted of $58,000 in compensation and benefit expense, $11,000 in provision for credit losses, $22,000 in interest expense, $22,000 in intercompany tax expense and $74,000 in general and administrative expense. Operating expenses from the three months ended September 30, 1998 increased $109,000 from the three months ended September 30, 1997 due to the increased costs associated with operating the lending activities.

        New loan commitments approved for the three months ended September 30, 1998 totaled $2,500,000 compared to $0 for the three months ended September 30, 1997.

        CORPORATE AND INTERCOMPANY ELIMINATIONS

        Corporate expenses for the three months ended September 30, 1998 increased $205,000 from the three months ended September 30, 1997 primarily as a result of increased compensation expense.

        In April 1998, the Board of Directors authorized the Company to make payments to officers and Directors in lieu of stock options that were originally granted under stock option plans that were never presented to shareholders for approval. As a result, the Company recorded a charge of $25,000 which is recorded in compensation expense for the three months ended September 30, 1998, and is obligated to pay certain officers of the Company an additional $207,000 over the period to January, 2000, contingent on continued employment. The Company will record compensation expense as these amounts are earned.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

        RESIDENTIAL MORTGAGE BANKING

        Revenues for the nine months ended September 30, 1998 primarily consisted of $14,760,000 in gains on sale of loans, $7,103,000 in fee income and $5,636,000 in interest income. The $18,525,000 increase in revenues from $8,974,000 for the nine months ended September 30, 1997 primarily related to the additional revenues generated by PAMCO, which accounted for the increased levels of loan originations. The increase in revenues was primarily comprised of a $8,545,000 increase in gains on sale of loans, a $5,826,000 increase in fee income and a $4,154,000 increase in interest income.

        The increased gain on sale of loans was due primarily to the sale of $634.3 million in loans for the nine months ended September 30, 1998 compared to $145.2 million for the nine months ended September 30, 1997. Net gains as a percentage of sub prime loans sold were 3.73% and 4.50% for the nine months September 30, 1998 and September 30, 1997. Net gains as a percentage of prime loans were 1.45% and 1.45% for the nine months ended September 30, 1998 and September 30, 1997. The increase in fee income was primarily due to the increase in loan production to $687.0 million for the nine months ended September 30, 1998, compared to $189.7 million for the nine months ended September 30, 1997. PAMCO accounted for $498.3 million of the increase in loan production and $488.1 million of the increase in loan sales for the nine months ended September 30, 1998.

        Operating expenses for the nine months ended September 30, 1998 consisted of $4,697,000 in interest expense, $13,587,000 in compensation and benefit expense, $1,316,000 in intercompany tax expense and $5,340,000 in general and administrative expense. Operating expenses increased by $17,449,000 from $7,491,000 for the prior period to $24,940,000 for the nine months ended September 30, 1998. This increase consisted of $3,431,000 in interest expense, $9,361,000 in compensation and benefit expense, $878,000 in intercompany tax expense and $3,779,000 in general and administrative expense. In general, expenses increased due to PAMCO, which accounted for the majority of the increase in interest expense related to the additional warehouse line necessary to fund the additional production. Compensation and benefits and general and administrative expenses also increased mainly due to PAMCO.

        RESIDENTIAL CONSTRUCTION LENDING

        Revenues for the nine months ended September 30, 1998 consisted of interest income of $4,311,000 and fee income of $872,000.

        Operating expenses for the nine months ended September 30, 1998 consisted of $3,588,000 of interest expense, $494,000 of compensation and benefit expense, $210,000 in bad debt expense, $166,000 in intercompany tax expense and $403,000 of general and administrative expense.

        New loan commitments for residential construction for the nine months ended September 30, 1998 totaled $7,464,000.

         COMMERCIAL LENDING

        Revenues for the nine months ended September 30, 1998 primarily consisted of interest income of $691,000. The $272,000 increase in revenues from the nine months ended September 30, 1997 relates to the increase in loans receivable.

        Operating expenses for the nine months ended September 30, 1998 consisted of $172,000 in compensation and benefit expense, $68,000 in provision for credit losses, $45,000 in interest expense, $64,000 in intercompany tax expense and $226,000 in general and administrative expense. Operating expenses from the nine months ended September 30, 1998 increased $201,000 from the nine months ended September 30, 1997 primarily due to the increase in provision for credit losses, debt, legal fees and interest expense due to the growth of the loan portfolio.

        New loan commitments approved for the nine months ended September 30, 1998 totaled $6,800,000 compared to $0 for the nine months ended September 30, 1997.

        CORPORATE AND INTERCOMPANY ELIMINATIONS

        Corporate expenses for the nine months ended September 30, 1998 increased $834,000 from the nine months ended September 30, 1997 primarily as a result of the accrual for payments to be made to officers and Directors in lieu of stock options totaling $533,000, and increased interest expense incurred as a result of additional debt incurred to facilitate the growth of the Company.

        The Company's effective tax expense from continuing operations differs from the amount determined by applying the statutory Federal rate of 34% to earnings from continuing operations before income taxes. This difference results primarily from the utilization of the Company's net operating loss carryforward.

        LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 1998 the Company has approximately $22,076,000 in cash as compared to $7,275,000 at December 31, 1997. Of the $22,076,000 in cash at September 30, 1998, $19,783,000 was restricted to usage for mortgage loan fundings and repayments under the Company's residential warehouse line of credit. Of the $7,275,000 in cash at December 31, 1997, $3,655,000 was restricted.

        Total assets have increased to $174,008,000 at September 30, 1998 from $129,119,000 at December 31, 1997. The increase is principally attributable to the growth in mortgage loan production. This growth was financed primarily by borrowings from banks under lines of credit. The Company has a $120,000,000 line of credit to finance residential mortgage loans held for sale that expires June 1999, and a $75,000,000 line of credit to finance construction loans that expires December 1998.

        On August 13, 1998, the Company entered into a Debt Restructure Agreement with Stanwich Financial Services, Corp. (SFSC) in which the Company exchanged two commercial loans (including the $1,300,000 note received from the sale of CARS) totaling $1,600,000 for a corresponding reduction in the Company's indebtedness to SFSC. Additionally the Company and SFSC agreed to extend the maturity date on notes payable to SFSC totaling $6,800,000 to June 30,1999.

        As of September 30, 1998, notes payable to affiliates were comprised of the following:

                                                                                  Current
                                                                                 Principal
Payee       Type                    Date                     Maturity             Balance       Rate
-----       ----               ------------------        ------------------     ----------      ----
SFSC        Note               June 27, 1997             June 30, 1999           $  800,000      14%
SFSC        Note               September 30 ,1997        September 30, 2000         900,000      14%
SFSC        Line of Credit     August 28, 1997           September 30, 2000       3,500,000      16%
SFSC        Note               December 30, 1997         June 30, 1999            4,000,000      13%
SFSC        Note               March 12, 1998            June 30, 1999              900,000      13%
SFSC        Note               March 13, 1998            June 30, 1999            1,100,000      13%
SFSC        Note               September 25, 1998        December 31, 1998          500,000      13%
CPS         Note               December 30, 1997         December 31, 1998        3,500,000      13%
CPS         Note               June 26, 1998             December 31, 1998        1,594,000      14%
                                                                                -----------
                                                                                $16,794,000
                                                                                ===========

        In order to maintain its net operating loss carryforwards the Company is limited under Section 382 of the Internal Revenue Code of 1986 as to issuance of new common shares in order to raise additional capital. The Company must rely on additional borrowings to grow its operations. NAB has relied on SFSC, a company that is 85% owned by Charles E. Bradley, Sr. and Charles E. Bradley, Jr., directors of the Company, and CPS to provide funds to support the additional growth of the Company. Management believes that the Company can obtain extensions on its notes payable to affiliates as necessary to support its ongoing operations.

        Approximately 26% of the Company's revenues for the nine month period ending on September 30, 1998 result from sales of sub-prime mortgage loans. Over the past 60 days conditions affecting cash prices for these loans in the sub-prime mortgage market have significantly deteriorated. The profitability of the Company is highly dependent on its sub-prime operation. It is possible that cost savings instituted by the Company in response to declines in sales prices will not completely offset the revenue shortfall under these conditions. As a result, the Company expects future operating cash flows to be less than comparable prior periods.

        Management considers its relationships with its lenders to be good and currently is in compliance with all of the covenants contained in its various debt agreements. There can be no assurance that the relationships with its lenders will continue although there is currently no reason to believe that such prices will not be received or its relationships with its lenders will change.

        OTHER MATTERS

        Securitization

        The Company completed its first mortgage loan securitization on June 29, 1998. The company retained the servicing responsibilities for the loans. The Company recorded a gain at the time of sale of $1,908,000, or 3.74% of the principal balance of the loans sold, which is the excess of the cash received and assets retained by the Company over the relative fair value of the loans sold, less transaction costs. The Company receives corresponding cash flows represented by the over-collateralization account and the NIR, which, when combined, are termed "residuals". The assumptions used in the calculation of the gain on the sale of the loans and the valuation of the residual interest in the securitization of mortgage loans were as follows:

                                          Fixed Rate      Adjustable Rate
                                         -----------      ---------------
Principal                                $27,667,000         $23,311,000
                                                              27,667,000
Cumulative losses                               5.4%                5.5%
Discount rate                                    12%                 12%
Overcollateralization account       Ramp up to 2.75%    Ramp up to 4.00%
Weighted average life of pool             3.94 years          3.16 years

        The Company purchased a mortgage pool insurance policy that will cover all losses up to 5% of the initial pool balances. The fee is 0.52% annually of the unpaid principal of the loans. The net loss assumption used in calculating the gain on sale of loans taking the policy into effect was 0.40% for the fixed rate loans and 0.50% for the adjustable rate loans.

        In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral held by the trust. The over-collateralization account was required by the servicing agreement to be maintained at the levels shown above.

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

        Upon reaching the required over-collateralization levels, the Company is entitled to receive the cash flows that represent collections on the mortgage loans in excess of the amounts required to be paid to the bondholders. If the actual performance of the mortgage loans differs significantly from the original assumed performance, the cash the Company is entitled to receive will vary from the NIR calculated using the assumptions above. This may have a significant impact on the Company's results of operations, financial condition and liquidity.

        YEAR 2000 COMPLIANCE

        In order to be year 2000 compliant, the Company has addressed and will continue to address the year 2000 issue as it relates to the Company's systems and its business operations. To be year 2000 compliant means that (1) significant computer systems in use by the Company demonstrate performance and functionality that is not materially affected by processing dates on or after January 1, 2000, (2) customers and collateral included in the Company's portfolio of business are year 2000 compliant, and (3) vendors of services critical to the Company's business processes are year 2000 compliant.

        The Company is currently taking the following actions to assess year 2000 compliance:

        (1) Identification of each computer area that could be materially affected and the proper action necessary to eliminate any material adverse effects caused by the turn of the century.

        (2) Testing the systems and switching to year 2000 compliance where necessary.

        (3) Making inquiries of key vendors and customers regarding year 2000 compliance.

        The costs incurred to bring the Company's internal systems into year 2000 compliance and the costs of equipment acquisitions are not expected to have a material impact on the Company's financial position. Based on progress to date the Company expects all of its systems to be year 2000 compliant by the middle of 1999.

        The Company is communicating with customers, vendors, and others to determine if their applications are year 2000 compliant and assess the potential impact on the Company. The costs that may be incurred as a result of the failure of any third parties to be year 2000 compliant cannot be determined at this time. The Company cannot assure that all systems of other companies and government agencies which reliance is placed upon will be year 2000 compliant on a timely basis, regardless of the assurances that the company receives from them. The failure of significant customers and vendors to be year 2000 compliant could possibly have a material adverse effect on the Company's results of operations and financial condition. The responses from the Company's major vendors indicate that they are all expected to be year 2000 compliant within the next twelve months

        The Company has not currently established a year 2000 contingency plan, but will consider doing so as part of the year 2000 compliance plan if considered necessary by management.

        SUBSEQUENT EVENTS

        The Company is currently negotiating to sell approximately $28,000,000 of residential construction loans to two financial institutions. No gain or loss is anticipated as a result of the transactions. The Company intends to reduce its borrowings with the proceeds from the sales.

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

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits

                     (1) EX-10.24 - $900,000 Promissory Note dated March 12, 1998 issued by the Registrant to SFSC.

                     (2) EX-10.25 - $1,100,000 Promissory Note dated March 13, 1998 issued by the Registrant to SFSC.

                     (3) EX-10.26 - $3,000,000 Promissory Note dated June 25, 1998 issued by the Registrant to CPS.

                     (4) EX-10.27 - $500,000 Promissory Note dated September 25, 1998 issued by the Registrant to SFSC.

                     (5)  EX-27 Financial Data Schedule

        (b)     Reports on Form 8-K

                      None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 16, 1998

                                       By: /s/ MICHAEL W. CATON
                                           -------------------------------------
                                           Michael W. Caton
                                           President and Chief Operating Officer


                                       By: /s/ ALAN FERREE
                                           -------------------------------------
                                           Alan Ferree
                                           Senior Vice President and Chief
                                           Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER           DESCRIPTION
-------          -----------
10.24            $900,000 Promissory Note dated March 12, 1998 issued by the
                 Registrant to SFSC.

10.25 $1,100,000 Promissory Note dated March 13, 1998 issued by the Registrant to SFSC.

10.26 $3,000,000 Promissory Note dated June 25, 1998 issued by the Registrant to CPS.

10.27 $500,000 Promissory Note dated September 25, 1998 issued by the Registrant to SFSC.

27               Financial Data Schedule