Form 10-K
period 1998-12-31
NAB ASSET CORP
filed 1999-03-31
CIK 873458

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1998
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19391

                              NAB ASSET CORPORATION
             (Exact name of registrant as specified in its charter)

                           Texas                   76-0332056
                      (State or other           (I.R.S. Employer
                      jurisdiction of          Identification No.)
                     incorporation or
                       organization)

                  23361 Madero, Suite 200             92679
                     Mission Viejo, CA             (Zip Code)
                   (Address of principal
                    executive offices)

       Registrant's telephone number, including area code: (949) 465-0244

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999 was $5,410,000 based upon the closing price as of such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

              Title of Class                    Outstanding at March 22, 1999
              --------------                    -----------------------------
              Common Stock...................             5,091,300

DOCUMENTS INCORPORATED BY REFERENCE


The information called for by Part III, Items 10, 11, 12 and 13, will be included in a definitive proxy statement to be filed on or before April 30, 1999 pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART 1


ITEM 1. BUSINESS

THE COMPANY

         NAB Asset Corporation, (the "Company" or "NAB") is a financial services company primarily engaged in the residential lending business. The Company commenced operations in July 1991 following its acquisition and assumption of substantially all the assets and liabilities of National Asset Bank (a bank in liquidation) (the "Bank"). The Bank was formed in 1988 in connection with the merger of Allied Bancshares, Inc. ("Allied") with a subsidiary of First Interstate Bancorp ("First Interstate") for the purpose of liquidating various non-performing loan and real estate assets held by Allied and its subsidiaries for the benefit of the prior Allied stockholders. Until June 5, 1996, the Company's business consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the accounts of others. The Company's business activities were limited to the ownership, collection and sale of the assets acquired by the Company from the Bank, the investment in and management of four privately held limited partnerships formed for the purpose of acquiring non-performing and other troubled loans.

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

         On July 8, 1996 the Company acquired 80% of CARS USA, Inc. ("CARS"), engaged in retail automobile sales, for a purchase price of $100,000. Additionally, the Company invested $400,000 in preferred stock of CARS and made a $1,000,000 subordinated loan to CARS. At the time of acquisition, Charles E. Bradley, Jr., a director of the Company owned 50% of the outstanding shares of CARS.

         In June 1997, NAB sold its interest in CARS. The acquirer was a newly formed company owned by Charles E. Bradley, Sr., the chief executive officer and chairman of the board of NAB and Charles E. Bradley, Jr., a director of NAB. The purchase price consisted of a $200,000 cash payment and a note for $1,300,000.

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

         On August 31, 1997, MPS acquired the fixed assets and employed the personnel of the single-family mortgage lending division of Pacific Southwest Bank ("PSB"); a Dallas based savings and loan. A premium of $200,000 was paid for the operation. Additionally, amounts of up to $800,000 may be payable over the two year period to August 31, 1999 depending on mortgage loan origination volumes. In 1998, the Company incurred additional purchase premiums of $195,000 based on production levels. The division, Pacific American Mortgage Company ("PAMCO") is primarily engaged in mortgage lending through eleven retail branches in seven states. Substantially all PAMCO mortgage loan originations are conventional conforming, non-conforming and government insured mortgages (prime).

         On December 30, 1997 the Company, through a newly formed 86% owned subsidiary, Construction Portfolio Funding, Inc. ("CPFI") acquired approximately $53,000,000 in single family construction loans from a Dallas based savings and loan. A premium of $541,000 was recorded in connection with the acquisition acquired. Additionally on December 30, 1997, CPFI acquired $2,000,000 in residential lot loans from NAFCO that were acquired from the savings and loan in November 1997.


THE BUSINESS

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

MORTGAGE BANKING

         Through MPS, the Company originates, acquires, warehouses and sells residential mortgage loans. MPS originates both conventional and government insured mortgages (prime originations) and originates non-conforming residential mortgage loans that are not salable to the government-sponsored entities or the government agencies. These loans are commonly referred to as sub-prime loans.

         MPS also has a division that services construction loans that are made to consumers. These loans are originated through the PAMCO retail branches. The construction loans are originated in conjunction with the customer's permanent mortgage (one-time closings). Originations of these loans in 1998 totaled $24 million. This amount represents the total commitment of funds not necessarily the ultimate amount disbursed. Amounts outstanding at December 31, 1998 and 1997 totaled $9,465,000 and $13,091,000, respectively. These amounts are included in construction loans in the consolidated balance sheets.

Origination Strategies

         Retail Originations

                  PAMCO originates loans through eleven branches in seven states using account executives that solicit loans through real estate agents, homebuilders and referrals from previous customers. This branch operation (PAMCO) was acquired August 31, 1997. PAMCO has 64 account executives soliciting loans in this manner. PAMCO retail originations totaled $549 million in 1998 and $157 million for the four months in 1997 that PAMCO operated as a division of MPS. Retail prime originations totaled $534 million in 1998 and $151 million for the four months ended December 31, 1997. Retail sub-prime originations totaled $15 million in 1998 and $6 million for the four months ended December 31, 1997.

         In late 1998, MPS began a direct to consumer solicitation program through the internet. Preliminary applications are completed on-line by prospective customers. The applications are then processed underwritten and closed by MPS personnel. Total loan closings for 1998 were $2.4 million and include both prime and sub-prime loans.

         Wholesale Originations

         MPS originates approximately 70% of its sub-prime mortgage loans using a network of approved independent mortgage brokers. PAMCO also originates approximately 10% of its mortgages in the same manner through a branch in northern California. All loans are underwritten and closed centrally. A fee is normally paid to the mortgage broker of up to 2% of the loan amount for sub-prime loans and 3% of the loan amount for prime loans. Wholesale sub-prime originations totaled $235 million in 1998 and $145 million in 1997. Wholesale prime originations totaled $63 million in 1998 and $11 million for the four months ended December 31, 1997.

         Correspondent Originations

         MPS originates approximately 30% of its sub-prime loans by purchasing closed loans from other mortgage bankers. These loans are underwritten by MPS prior to purchase. Correspondent sub-prime production was $83 million in 1998 and $60 million in 1997.

Underwriting

         Underwriting guidelines with respect to prime mortgage loans are based upon the guidelines set forth by the Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC") for conventional loans. The guidelines of the Federal Housing Administration ("FHA") and Veterans Administration ("VA") are utilized for government insured or guaranteed mortgages. Prime mortgage loans that would be conforming if not for the size of the loan are underwritten to specific mortgage investor guidelines and are generally consistent with FNMA or FHLMC guidelines. In most cases PAMCO has been approved to underwrite the mortgage loan on behalf of the investor. MPS is also an approved FHLMC seller/servicer.

         Underwriting guidelines for sub-prime mortgages are developed to generally conform to the guidelines as set forth by mortgage loan investors that have approved MPS as a seller of mortgage loans. MPS utilizes a grid that, based upon a borrower's credit history and current financial situation (including debt to income ratios, employment and cash on hand), assigns a grade, A through D, to that borrower. The grading of the loan determines the rate charged to the borrower and the maximum loan based on the appraised value of the collateral.

Loan Sales

         Best Efforts Sales

         The Company's originations of conventional and government insured or guaranteed loans are sold to investors on a loan by loan basis. When the customer wishes to lock in an interest rate, PAMCO will grant the rate to the borrower and in turn lock in a price on or about the same date with an investor. PAMCO represents to the investor that if the loan is closed within the time allotted by the investor PAMCO will deliver that loan to that investor. If the loan does not close within the allotted time period PAMCO is under no further obligation to the investor. If the loan closes and upon receipt of the appropriate executed legal documentation PAMCO will deliver the legal documents and credit file to the investor. Upon satisfactory completion of the investor's review of the documents the investor purchases the loan at the agreed upon price. All of PAMCO's loans are sold on a servicing released basis, meaning a portion of the price paid to PAMCO represents the value of the servicing rights that PAMCO has released to the investor.

         Bulk Sales

         MPS has historically sold its sub-prime mortgage production on a servicing released basis to investors in pools based on a bidding process. Monthly, loans would be aggregated and summarized information regarding the loans would be distributed to potential bidders. A winning bidder would be selected who would then review the files and purchase the acceptable loans. In late 1998, a severe liquidity strain in the sub-prime mortgage industry caused many investors to exit the market for sub-prime mortgage pools. As a result MPS is not currently selling a significant amount of loans on a bid basis.

         Forward Commitments

         MPS entered into a commitment with an investor in the fourth quarter of 1998 to sell up to $50 million in sub-prime mortgage loans at an agreed to price assuming certain criteria were met. The commitment also contained formulas that would allow the investor to pay less than the maximum price if those criteria were not met. The commitment expired in December 1998 after MPS had delivered approximately $49.6 million in mortgage loans. MPS has entered into a new commitment with another investor totaling $100 million effective January 1, 1999. This commitment expires June 30, 1999. It is anticipated that in June upon expiration of the commitment depending on current market conditions MPS will either enter in to a new commitment or resume its bulk sales strategy.

         Securitization

         In June 1998 MPS completed its first securitization of approximately $51,000,000 of sub-prime loans. In a securitization, the owner of loans sells loans to a trust which in turn issues mortgage loan asset backed securities to investors. The cash received is then distributed to the owner. The owner also receives an interest in the excess cash flow generated from the sold loans which is called a residual interest. The holder of the security then receives the stated interest on the security and the principal repayments on the underlying loans. The security that MPS issued was insured by a monoline insurance company and the underlying mortgages were insured, as to credit losses, up to 5% of the original principal balance of the loans sold to the trust under a pool policy issued by a mortgage insurance company. Additionally a portion of the excess cash flows accruing to MPS monthly are held in trust until certain minimum levels of cash reserves are achieved.

         MPS recorded a gain on sale of loans equal to the present value of the cash flows to be received over the life of the securities. This gain was calculated using prepayment and loss assumptions that effect the future cash flows to be received. MPS is also the servicer of the loans and as a result receives a portion of the monthly interest paid by the borrowers as a fee.

         Hedging Activities

         All of the Company's prime mortgage production is sold on a best efforts basis as described above. The Company incurs no interest rate risk in its sales strategy and therefore has no hedging activities.

MPS's sub-prime mortgage loans are generally sold within thirty days of origination and based upon its history, short term fluctuations in interest rates have had little impact on the prices that have been received for its mortgage loan production. Additionally, the Company has determined that the cost of hedging its sub-prime production outweighs any benefit that would be derived as a result.

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

         In connection with financing MPS's mortgage loans receivable, most financial institutions will not finance 100% of the loan amount. MPS will generally be required to contribute, in addition to the normal costs of operating the origination function, two percent of the principal amount of the loan. MPS must generate sufficient cash flow from sales of mortgage loans to fund the negative cash flow associated with the origination of its loans.

         The contractual arrangements associated with the sale of sub-prime loans require, for a specified period of time, generally one to two years, indemnification for loans that prepay or default. Additionally MPS represents and warrants to the investor that at the date of sale no material changes in the borrowers condition since the origination date has occurred. A significant increase in prepayments or defaults related to the loans sold would have a significant negative impact on the liquidity and financial condition of MPS.

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

         Fluctuations in interest rates may adversely affect MPS's loan production. Substantial increases in long term interest rates generally result in a decline in mortgage originations. A large decline in interest rates may result in unusually large prepayments which, under the terms of the contracts governing MPS's sales of mortgage loans, could require MPS to reimburse the purchasers of such loans for a portion of the servicing release premium paid by them for such loans. Approximately 66% of MPS's loan production is at a fixed rate of interest. If short-term interest rates rise, MPS's borrowing cost would increase, resulting in a decline in the spread (the difference between interest received on loans and paid on borrowings) MPS earns. Additionally, prices paid for the Company's loans may be negatively impacted. An increase in short-term interest rates would also negatively impact the value of MPS's residual interest in securitization as a portion of the payments made to bondholders adjust based upon movements in the LIBOR.

         Approximately 37% of the Company's consolidated revenues for 1998 result from the sub-prime mortgage operation. Over the past several months, conditions affecting cash prices for these loans in the sub-prime mortgage market have significantly deteriorated. The future profitability of the Company is highly dependent on its sub-prime operation. It is possible that cost savings and price increases to borrowers instituted by MPS in response to declines in sales prices will not offset the revenue shortfall under these conditions. As a result operating cash flows may be negatively impacted in the future as a result.

         During 1998, approximately $5,619,000 or 13% of the Company's revenues were as a result of loan sales to one customer.

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

CONSTRUCTION LENDING

         CPFI is engaged in the business of providing financing and servicing to residential homebuilders for the construction of single family residences and, to a lesser extent, acquisition and development loans, lot loans and model home loans to those homebuilders. As a part of the acquisition of loans in 1997 CPFI acquired construction and lot loans to individuals. CPFI discontinued lending to individuals in 1998. CPFI's construction loans held for investment totaled $29,416,000 and $55,711,000 at December 31, 1998 and 1997, respectively. CPFI originated $149,429,000 in new commitments in 1998.

         Underwriting

         CPFI underwrites each individual homebuilder and determines a guidance limit under which each homebuilder is limited as to the total commitment from CPFI for individual construction loans, acquisition and development loans, lot loans and model home loans. The homebuilder is also generally restricted as to the amount of speculative or unsold homes that may be financed by CPFI. Depending on the size of the guidance limit a senior officer and/or a credit committee consisting of senior officers and members of the board of directors of CPFI must approve the guidance limits. The specific terms of the guidance limits, such as interest rates and terms, are determined by the homebuilder's historical and projected sales volume, historical financial performance, financial strength, inventory turnover and other qualitative information. At December 31, 1998 the guidance limits range from $500,000 to $10,000,000. Substantially all guidance lines provide for a variable interest rate based upon the prime rate.

         Geographic Distribution

         CPFI currently finances construction loans in eight states, Texas, Arizona, California, Colorado, Nevada, New Mexico, Oklahoma and Georgia. There are 27 homebuilder customers in those states.

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

COMMERCIAL LENDING

         NAFCO lends to companies in the rent-to-own and rental purchase business. The loans NAFCO makes are for the purchase of inventory (such as furniture and electronics) that is in turn rented on a short-term basis to individuals and corporations.

         The Company is currently reviewing alternatives for NAFCO that may include a sale of the portfolio to CPFI or a third party. At December 31, 1998 the outstanding principal balance of the portfolio was $6,099,000 and commitments to lend totaled $9,382,000.

EMPLOYEES

         At December 31, 1998 the Company and its subsidiaries employed 322 persons. Of that total MPS employed 146 persons, PAMCO employed 165 persons, CPFI employed 5 persons, NAFCO employed 3 persons and NAB employed 3 persons at the corporate level.

ITEM 2. PROPERTIES

         The Company's executive offices, totaling 2,000 square feet and located in Mission Viejo, California, are leased at an annual base rent of $33,000. The lease expires in April of 2001.

         The Company through its subsidiaries also leases 36,000 square feet in Dallas for administrative and sales functions relating to its mortgage banking, construction lending and commercial lending operations. MPS leases office space for its branches in Arizona, California, Colorado, Florida, Georgia, Illinois, Nevada, Tennessee and Texas. The offices vary in size depending on the origination volume in each location.

        The Company believes that its facilities are adequate for its immediate needs and that additional space is available at a comparable cost if needed.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matters were submitted to a vote of the Company's stockholders during the fiscal quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's common stock trades on The Nasdaq Stock Market under the symbol "NABC". The following table sets forth the quarterly high and low sale prices for the Common Stock as reported by The Nasdaq Stock Market.

                                                               PRICE
                                                      -------------------------
                                                        HIGH            LOW
                                                      ----------     ----------
Year ended December 31, 1997
     First Quarter                                      3-9/16         2-7/8
     Second Quarter                                     3-1/8          2
     Third Quarter                                      3-3/16         2-1/2
     Fourth Quarter                                     3-1/8          1-7/8

Year ended December 31, 1998
     First Quarter                                      3-1/4          2-1/8
     Second Quarter                                     4              2-3/8
     Third Quarter                                      2-7/8          1-3/8
     Fourth Quarter                                     2-1/4          1-1/4

         As of February 28, 1999, there were approximately 7,500 shareholders of record.

         Prior to June 5, 1996, as the Company had liquidated its loan and real estate portfolios for cash, periodic distributions to shareholders were made. It is anticipated that for the foreseeable future, all earnings will be retained to provide for the future growth of the Company.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                     As of and for the year ended December 31,
                                                                   (all amounts in thousands, except share data)
                                                  ------------------------------------------------------------------------
                                                    1998          1997          1996             1995(1)           1994(1)
                                                  --------      --------      --------          --------          --------
STATEMENT OF OPERATIONS:
 Revenues from continuing operations              $ 42,045      $ 16,855      $  1,414          $     --          $     --
 Earnings (loss) from continuing operations            162         1,121          (796)
 Earnings (loss) from discontinued
  Operations, net of income taxes                       --         1,113         2,344              (456)              780
 Net earnings (loss)                                   162         2,234         1,548              (456)              780

 Basic earnings (loss) per share from
   continuing Operations                               .03          0.22         (0.16)               --                --
 Basic earnings (loss) per share                       .03          0.44          0.30             (0.11)             0.19
 Weighted average number common shares
  Outstanding                                        5,091         5,091         5,091             4,209             4,209
BALANCE SHEET:
 Residential mortgage loans                         78,911        45,472        12,648                --                --
 Construction loans                                 38,652        69,052            --                --                --
 Total assets                                      140,799       129,119        17,904            22,720            28,886
 Total debt                                        113,527       112,016        11,819                --                --
 Total liabilities                                 131,581       120,964        12,298               744             7,107
 Shareholders' equity (net assets)                   8,599         7,839         5,605            21,976            21,779
 Distributions                                          --            --        21,883                --             6,313
 Book value per share                                 1.57          1.54          1.10
 Cash distributions per share (2)                       --            --          3.64                --              1.50
 Transfer to liquidating trust per share (2)            --            --          1.56                --                --


(1)   Amounts relate to discontinued operations.

(2)   Paid on 4,208,835 shares of common stock.

      Reference is made to Item 1. Business, for discussion of the merger between the Company and CPS Sub and the resulting distribution of cash and other assets to the shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         NAB is a financial services company engaged in four reportable segments, sub-prime and prime residential mortgage banking, residential construction lending and commercial finance. The residential mortgage banking business, acquired in July 1996, originates, acquires and sells prime and sub-prime mortgage loans. The residential construction lending business, begun in December, 1997, originates and holds for investment single family residential construction loans to homebuilders and to a lesser extent lots, model homes and acquisition and development projects for those homebuilders. The commercial finance operations, begun in January, 1997, provides financing to operators of rent-to-own or rental purchase retailers. As discussed in Item 1. Business, on June 27, 1997 the Company sold its interest in its retail automobile sales business. Prior to the Merger on June 5, 1996, the Company's primary operations consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others.

FINANCIAL CONDITION

         MORTGAGE BANKING

         Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated. Prices paid for the Company's sub-prime production declined in excess of 200 basis points. The Company, in response, entered into a forward commitment in the fourth quarter for $50,000,000 of its sub-prime production. The Company also lowered the prices it paid for its wholesale and correspondent production. As a result of lowering its prices, the Company's sub-prime loan production declined. The decline in sales prices and the reduced levels of originations of sub-prime mortgages resulted in a loss in the fourth quarter.

         In response to market conditions the Company has reduced its workforce in certain areas and continues to monitor the prices it pays for loans. In order to protect itself from any continued deterioration in sales prices for its sub-prime loans the Company has entered into an $100,000,000 forward commitment with a subsidiary of a major bank beginning in 1999.

         Loans Held For Sale

         The Company's mortgage loan production and its originations of construction loans to individuals (one-time closings) are financed under a $120,000,000 line of credit with a federal savings bank. The interest rates charged on the line of credit vary based on the type of loan, such as prime, sub-prime and construction. Generally the Company must fund 2% of the mortgage loan amount and 10% of the outstanding balance of the construction loan. The interest rate charged the Company is based upon a spread over the Eurodollar rate ranging from 1.25% to 2.25%.

         At December 31,1998 residential mortgage loans held for sale totaled $78,911,000. Of this amount $50,828,000 was conventional and government insured or guaranteed loans (prime) and $28,083,000 was sub-prime loans.

         The prime loans are sold individually to large mortgage bankers or financial institutions. The Company represents and warrants to the investor that the loans were underwritten to the appropriate guidelines. The sub-prime loans held for sale at December 31,1998 are being sold through a forward commitment. The Company generally represents and warrants to the investor that each sub-prime loan was underwritten to the Company's guidelines and that the borrowers financial position is the same at the date of delivery to the investor as the origination date. The Company also agrees to reimburse the investor a portion of the purchase premium if the loan pays in full over a period of up to two years. The Company defers a portion of the purchase premium, which reduces the gain recorded on each loan sale, to cover the potential liability resulting from the warranties given to the investor.

         At December 31, 1998, the prepayment liability as a result of the warranties given to the purchasers of the Company's loans totaled $830,000. Additions to the prepayment liability totaled $1,554,000 in 1998 and $651,000 in 1997. Such additions are netted against the gain at the time of the sale.

         Securitization

         In June 1998 the Company, through MPS, securitized approximately $51,000,000 of sub-prime mortgage loans. MPS retained the servicing responsibilities for the loans. MPS recorded a net gain of $1,908,000 or 3.74% of the principal balance of the loans sold, which is the excess of the cash received and fair value of the assets retained by the Company over the relative fair value of the loans sold, less transaction costs.

         The performance of the loans underlying the security through December 31, 1998 is as follows:

                                            Fixed Rate        Adjustable Rate
                                          -------------       ---------------
Remaining Principal                       $  26,441,000       $  21,330,000
Annualized prepayment rates                        6.8%               14.1%
Cumulative losses                                    --                  --
Delinquencies (over 30 days)                      11.4%               11.0%
Cumulative principal amount of loans
  Foreclosed or in foreclosure            $     628,000       $     225,000

         The Company purchased a mortgage pool insurance policy that covers all losses up to 5% of the initial pool balances. The fee is .52% annually of the unpaid principal of the loans. No claims have been made against the policy.

         In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral held by the trust. The over-collateralization account is required by the servicing agreement to be maintained at 2.75% of the fixed rate balance and 4% of the adjustable rate balance of the securities.

         The residual interests in the securitization of loans represents the sum of 1) the net interest receivable (NIR) which is the present value of the difference between the contractual interest rates on the loans and the rate paid to the buyer or bondholder using various prepayment, discount rate and loss assumptions and 2) the overcollateralization account which is the excess monthly cash flows, other than servicing revenues, that are required to be maintained with the trustee until certain overcollateralization levels are met. The residual interest is accounted for as a trading security and as such is recorded at its estimated fair value. The Company is not aware of an active market for the purchase or sale of the residual interests. Accordingly, the Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved.

         At December 31,1998 the residual interests in the securitization consisted of the following:

NIR                                $2,900,000
Overcollateralization account         634,000
                                   ----------
                                   $3,534,000

         At December 31, 1998 the assumptions used in the valuation of the residual interests were as follows:

Discount rate                                                                                  12%
Weighted average life of fixed rate loans                                               4.27 years
Weighted average life of adjustable rate loans                                          3.47 years
Prepayment speeds- fixed rate loans                                             Ramp up to 20% CPR
Prepayment speeds- adjustable rate loans                                        Ramp up to 25% CPR
Cumulative losses, net of losses covered by the pool policy                                    .2%
Delinquencies (over 30 days)                                                                   10%

CONSTRUCTION LENDING

         Loans receivable

         CPFI's construction lending activities to builders and developers are financed under a $40,000,000 line of credit with a savings and loan. The interest rates charged on the line of credit vary based on the underlying collateral, such as a single family residence, lot loan, acquisition and development loan or model home. The interest rate is based upon a spread over the one month LIBOR ranging from 2% to 3.75%. The Company is generally required to fund 10% of the outstanding balance of the loan with its own operating funds.

         At December 31, 1998 the allowance for credit losses totaled $230,000 or .75% of the outstanding loan balances compared to $291,000 or .52% of the balance at December 31, 1997. There have been no chargeoffs or losses associated with the construction loan portfolio. At December 31,1998 loans on non-accrual totaled $727,000 or 2.4% of the outstanding balances. This compares to no loans on non-accrual at December 31, 1997. At December 31, 1998 and 1997 loans that were deemed to be impaired was $727,000 and $0, respectively.

         At December 31, 1998 and 1997 construction loans receivable consisted of the following:

                                                  1998         1997
                                               -------      -------
Residential Construction Loans                 $21,619      $44,935
Acquisition and Development Loans                4,692        2,526
Construction and lot loans to individuals        1,627        2,415
Model Home Loans                                   742        3,221
Commercial Real Estate Loans                       539           --
Lot Loans to Builders                              197        2,614
                                               -------      -------
Total                                          $29,416      $55,711
                                               =======      =======

         At December 31, 1998 CPFI's total commitments under these loans, if fully funded, are $53,745,000. This amount does not necessarily represent the total amounts that will ultimately be funded by the Company, as it is common that the loan pays in full prior to the entire loan amount being drawn.

         The outstanding principal balances by state as of December 31, 1998 are as follows (in thousands)
:

Arizona                   $10,188
Texas                       8,530
Nevada                      6,277
Colorado                    1,825
California                  1,675
Georgia                       752
New Mexico                    119
Oklahoma                       50
                          -------
Total:                    $29,416
                          =======

         In November 1998 the Company sold borrower relationships with total outstanding balances of $28,000,000 to two financial institutions. The price paid for the loans equaled the outstanding principal balance plus the accrued interest receivable through the date of closing. The excess proceeds from the sales after reducing the line of credit and available cash was used to pay down $4,000,000 of the notes payable to CPS and SFSC. No gain or loss resulted from the transactions.

         The Company recorded a premium of $541,000 in 1997 in connection with the acquisition of approximately $55,000,000 in construction loans. The amount was fully amortized in 1998.

COMMERCIAL LENDING

         Loans receivable

         The Company's commercial loan portfolio is financed under a $6,500,000 line of credit with a bank. Outstanding borrowings bear interest at the prime rate. The Company is generally required to fund 30% of the outstanding principal balance of the loans with its operating funds.

         The allowance for credit losses at December 31, 1998 is $107,000 or 1.7% of the outstanding balance as compared to $28,000 or 1.2% at December 31, 1997. There have been no chargeoffs or losses associated with the portfolio. At December 31,1998 there were no loans past due with respect to interest more than 90 days.

         The net outstanding balances of the commercial loans at December 31, 1998 are $6,099,000. The Company's commitments to lend total $9,382,000. The commitment amounts do not necessarily represent the total amounts that will be funded by the Company as the borrowers may be limited by financial covenants contained in the various debt agreements.

         The Company is currently considering alternatives for the portfolio that may include a sale of the portfolio or contributing the portfolio to CPFI. The Company no longer intends to pursue this lending activity and has not entered into any new borrower relationships since August 1998.

         RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31,
         1997

         For the year ended December 31, 1998 the Company reported earnings of $162,000 as compared to earnings from continuing operations of $1,121,000 for the year ended December 31, 1997. In 1997 the Company disposed of its retail automotive sales segment resulting in a gain of $1,384,000. Prior to the sale the discontinued operation incurred a loss of $271,000 for the period from January 1 to June 27, 1997 (the sale date).

         Earnings in 1998 were negatively impacted by principally three factors:

         1) Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated. Prices received by the Company's for its sub-prime production declined in excess of 200 basis points. The Company, in response, entered into a forward commitment for $50,000,000 of its production, lowered the prices it paid for its wholesale and correspondent production and reduced operating expenses in the sub-prime operation. As a result of lowering its prices, the Company's loan production declined. The decline in sales prices and the reduced levels of originations of sub-prime mortgages resulted in a loss in the fourth quarter.

         2) In 1997, the Company entered into agreements with the executives of MPS that granted options to the executives, exercisable only if certain conditions are satisfied, to acquire up to 20% of the authorized common shares of MPS. The number of shares to be issued pursuant to the agreements was dependent upon several factors, including the future earnings and value of MPS.

         On June 26, 1998 the Company, MPS and the executives entered into a Restructure Agreement, which terminated the options. In exchange for the termination of the options the Company entered into a deferred compensation arrangement with the executives that requires the Company to pay annual installments of approximately $1,100,000 to the executives over the three year period beginning June 26, 1999, as long as the executive continues employment with the Company. If the executive is terminated without cause all remaining amounts due under the deferred compensation arrangement become immediately due to the Company.

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

         Compensation expense totaling $778,000 was recorded in the 1998 financial statements as a result of these agreements.

          3) In April 1998, the board of directors authorized the Company to make payments to officers and directors in lieu of stock options that were originally granted under stock option plans that were never presented to shareholders for approval. The Company recorded a charge to earnings of $636,000 in 1998 as a result.

         The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company's operating segments for the years ended December 31, 1998, 1997 and 1996. The results of operations include acquired operations and businesses since the acquisition date. A summary of the operating profits and losses by the Company's operating segments is as follows:



                                                    1998           1997           1996
                                                  --------       --------       --------
Revenues:
     Residential mortgage banking-sub-prime       $ 15,427       $ 10,856       $  1,349
     Residential mortgage banking-prime             19,634          5,245             --
     Residential construction lending                6,094             29             --
     Commercial lending                                954            644             --
     Corporate and intercompany eliminations           (64)            81             65

                                                  --------       --------       --------
          Total revenues:                           42,045         16,855          1,414

Costs and expenses:
     Residential mortgage banking-sub-prime         15,308          8,475          1,753
     Residential mortgage banking-prime             16,997          4,690             --
     Residential construction lending                5,489             24             --
     Commercial lending                                682            503             --
     Corporate and intercompany eliminations         3,407          2,042            457
                                                  --------       --------       --------
          Total costs and expenses                  41,883         15,734          2,210
                                                  --------       --------       --------
Operating profit:
     Residential mortgage banking-sub-prime            119          2,381           (404)
     Residential mortgage banking-prime              2,637            555             --
     Residential construction lending                  605              5             --
     Commercial lending                                272            141             --
     Corporate and intercompany eliminations        (3,471)        (1,961)          (392)
                                                  --------       --------       --------
Earnings from continuing operations               $    162       $  1,121       $   (796)
                                                  ========       ========       ========

Residential Mortgage Banking

         The Company operates its mortgage banking activities through its 81% owned subsidiary MPS. The mortgage banking operations has two primary divisions, sub-prime and prime. The prime origination function operates as Pacific American Mortgage Company or PAMCO, which was acquired in August of 1997. MPS and PAMCO originate loans in 40 states.

         Residential mortgage loan production for 1998, 1997 and 1996 is summarized as follows (in thousands):

                                                 Prime(1)                                     Sub-Prime
                                         --------------------------          --------------------------------------------
                                           1998              1997              1998              1997              1996
                                         --------          --------          --------          --------          --------
Retail:
Originations obtained
from the consumer                        $534,497          $150,621          $ 14,785          $  6,362          $     --

Wholesale:
Loans received from
mortgage brokers and
closed in MPS's name                       63,181            11,096           234,999           145,305            28,752

Correspondent:
Closed loans purchased
from other mortgage originators                --                --            83,144            59,567             6,747
                                         --------          --------          --------          --------          --------
                                         $597,678          $161,717          $332,928          $211,234          $ 35,499
                                         ========          ========          ========          ========          ========

         Total combined 1998 and 1997 originations by state are as follows (in thousands):

                                  1998                                        1997
                 ----------------------------------------     --------------------------------------
                 Total Originations   Percent of Total        Total Originations   Percent of Total
                 ------------------   -------------------     ------------------  ------------------

Texas                 $365,667                   39%            $136,222                   37%
California             154,631                   16               36,326                   10
Tennessee               98,772                   11               36,953                   10
Colorado                71,072                    8               24,056                    6
All others             240,464                   26              139,394                   37
                      --------             --------             --------             --------
                      $930,606                  100%            $372,951                  100%
                      ========             ========             ========             ========

         Mortgage banking revenues consist of primarily gains from the sales of loans, fees collected from the borrower or mortgage broker/banker and interest earned on mortgage loans held for sale. Expenses consist primarily of compensation and benefits and interest expense.

         A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):


                                            1998                 1997                 1996
                                          --------             --------             --------
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                    $ 11,630             $  8,847             $  1,088
Interest income                              3,797                2,009                  261
Compensation and benefits                    8,609                4,717                1,026
Interest expense                             2,769                1,531                  172
Other expenses                               3,930                2,227                  555

Loans originated                          $318,240             $204,872             $ 35,499
Loans sold                                $305,652             $197,855             $ 24,174
Gains on sales of loans and
Other fee income as a percent
  of loans originated                         3.66%                4.32%                2.99%
Compensation and benefits
  as a percent of originations                2.71%                2.30%                2.89%
Other expenses as a percent
  of originations                             1.23%                1.09%                1.56%

Net interest income as a
  Percent of originations                         .32%                  .23%                  .25%

PAMCO (principally prime)(1)

Gains on sales of loans
  And other fee income                         $16,459                $4,516                     -
Interest income                                  3,175                   729                     -
Compensation and benefits                       10,520                 2,971                     -
Interest expense                                 3,383                   863                     -
Other expenses                                   3,094                   856                     -

Loans originated                              $612,366              $168,079                     -
Loans sold(2)                                 $595,209              $140,733                     -
Gains on sales of loans and
Other fee income as a percent
  Of loans originated                            2.68%                 2.67%                     -
Compensation and benefits
  As a percent of originations                   1.72%                 1.77%                     -
Other expenses as a percent
  Of originations                                 .51%                  .51%                     -
Net interest expense as a
  Percent of originations                         .03%                  .08%                     -

(1)      PAMCO operations are shown from date of acquisition, August 31,1997.

(2)      Includes loans totaling $53,911,000 in 1998 and $18,167,000 in 1997 that were closed in the name of a third party (brokered-out).

MPS operations

         For the year ended December 31, 1998 the MPS mortgage operation earned $119,000 as compared to $2,381,000 in 1997. Revenues increased $4,571,000 or 42%
over 1997 and expenses increased $6,833,000 or 81% over 1997.

         The decline in earnings resulted from the decline in sales prices in the fourth quarter of 1998. In that quarter severe turmoil in the credit markets resulted in a credit crunch for the larger sub-prime lenders. Many of the larger lenders cut back production or eliminated entirely their loan production facilities. Additionally, spreads on sub-prime backed securities widened considerably, reducing the profitability of MPS's larger competitors and many of the firms that MPS sold loans to. In reaction to the turmoil the firms that continued to purchase loans reduced the price paid for such loans. The effect of the price declines negatively impacted MPS's spreads between the prices received upon the sale of the loans and the price or brokerage premiums paid to acquire the loans. As a result the net gain on loan sales decline from 4.32% as a percent of loans sold to 3.66%.

         Compensation expenses as a percent of production increased to 2.71% in 1998 from 2.30% in 1997. The increase is mainly attributable to deferred compensation expense of $778,000 or .23% of production and increased processing and underwriting costs as the Company continued to emphasize customer service. The sub-prime operation was also negatively impacted by a decline in its production in the fourth quarter.

         Other expenses increased in 1998 to 1.23% from 1.09% of production in 1997. The increase was attributable to an increase in losses on foreclosures from $12,000 in 1997 to $230,000 in 1998 and the increased processing and underwriting costs discussed above.

         Net interest spread as a percentage of production increased from .23% in 1997 to .32% in 1998 as a result of lowered borrowing costs.

PAMCO operations

         For the year ended December 31, 1998, MPS's principally prime production operation, PAMCO, earned $2,637,000. For the four months ended December 31, 1997 PAMCO earned $555,000. Operating revenues totaled $19,634,000 as compared to $5,245,000 for 1997 and expenses totaled $16,997,000 as compared to $4,690,000 for 1997.

         Gains on sales of loans and other loan fees as a percent of production was 2.68% in 1998 as compared to 2.67% in 1997. The Company continues to benefit from a strong secondary market for PAMCO's products and a favorable interest rate environment. Compensation expenses as a percent of production declined to 1.72% from 1.77% in 1997 as the PAMCO gained efficiencies from higher average monthly mortgage production. Other expenses as a percent of originations remained at .51%.

         Net interest expense as a percent of production was a deficit of .03% in 1998 as compared to a deficit of .08% in 1997. The deficit narrowed due to reduced borrowing costs which was offset somewhat by lower interest rates on the products PAMCO originates.

Construction Lending

         For the year ending December 31,1998 the construction lending operation
(CPFI) earned $605,000. The operation began on December 30, 1997 with the acquisition of $55,000,000 in construction loans from a Dallas based savings and loan. There were no material results from operations in 1997.

         Interest income as a percent of average outstanding construction loans receivable was 8.92%, which included the amortization of the original capitalized purchase premium of $541,000. Interest expense on the bank debt as a percent of outstanding borrowings was 8.23%. Interest income totaled $4,978,000 and commitment fee income totaled $1,116,000 in 1998. Interest expense totaled $4,205,000 including interest expense totaling $436,000 paid to NAB as part of the capitalization of the CPFI. The note to NAB was paid during 1998. Operating expenses totaled $1,284,000 consisting of compensation and benefits of $666,000 and other general and administrative expenses of $618,000. Other general and administrative expenses included $100,000 in charges relating a shared service agreement with MPS to provide accounting and data processing services and $97,000 in provisions for loan losses.

         CPFI originated $149,429,000 in new commitments in 1998 and entered into new guidance lines totaling $18,423,000.

         In November 1998, the Company sold approximately $28,000,000 in construction loans to two Dallas financial institutions. No gain or loss resulted from the transactions. The Company used the proceeds to pay down the warehouse lines of credit and notes payable to affiliates.

Commercial Lending

         The commercial lending operation (NAFCO) earned $272,000 in 1998 as compared to $141,000 in 1997. Interest income totaled $940,000 in 1998 as compared to interest income of $611,000 in 1997. Interest expense totaled $164,000 in 1998 as compared to $-0- in 1997. Operating expenses for 1998 and 1997 totaled $518,000 and $503,000, respectively, consisting primarily of compensation and benefits of $235,000 and $273,000. Other expenses included $79,000 and $28,000 in provisions for loan losses for 1998 and 1997 and legal and professional fees of $109,000 and $69,000, respectively.

         New loan commitments in 1998 totaled $5,400,000 as compared to $750,000 in 1997. The new loan commitments in 1998 represented seven new borrowers. Increases in existing borrowers lines of credit totaled $1,924,000.

Corporate and Intercompany Eliminations

         Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

         Compensation expense totaled $1,316,000 in 1998 as compared to $787,000 in 1997. The increase was attributable to option termination related charges totaling $636,000. Interest expense totaled $2,289,000 in 1998, an increase of $1,900,000 over 1997. The increase in interest expense was due to borrowings attributable to financing CPFI's acquisition of construction loans in December of 1997 and borrowings to finance other corporate transactions. The borrowings were obtained from CPS and SFSC.

         YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE YEAR ENDED DECEMBER
         31,1996

         For the year ended December 31, 1997 the Company reported earnings from continuing operations of $1,121,000 as compared to a loss of ($796,000) for the year ended December 31, 1996. In 1997 the Company disposed of its retail automotive sales segment resulting in a gain of $1,384,000. Prior to the sale the operation incurred a loss of $271,000 for the period from January 1 to June 27, 1997 (the sale date). The earnings from continuing operations benefited from a full years operating results of the mortgage banking subsidiary, MPS, and the earnings from the commercial loan portfolio at NAFCO. The construction lending operations began December 30, 1997 and as a result did not contribute significantly to the earnings of the Company.

         Operating income for the period from January 1, 1996 to June 5, 1996 (the discontinued real estate operations) was $3,467,000 due to several liquidating transactions, including a $1,066,000 net gain on the sale of the Company's partnerships and a $1,791,000 recovery on the settlement of an in-substance foreclosure. Additionally, the Company incurred a loss of ($1,123,000) from the discontinued retail automotive sales business.

Sub-prime operations

         For the year ended December 31, 1997 the sub-prime mortgage operation earned $2,381,000 as compared to a loss of $404,000 in 1997. Revenues increased $9,507,000 over 1996 and expenses increased $6,722,000 over 1996. The Company acquired MPS on July 10,1996. The operating results of MPS are included from date of acquisition.

         Revenues increased from $1,349,000 in 1996 to $10,856,000 in 1997. The increase is primarily attributable to increased gains on loan sales from $962,000 in 1996 to $8,379,000 in 1997 resulting from increased loan originations, and increased interest income as a result of the increased production. Gains and other fee income as a percentage of loans sold increased from 2.99% in 1996 to 4.32% in 1997. The increased gains resulted from a larger base of customers who bid for the Company's loans and a strong demand for MPS's product.

         Compensation expenses as a percent of originations decreased to 2.30% in 1997 from 2.89% in 1996. The decrease was attributable to the increase in originations over 1996 resulting from a full year of operations.
Additionally MPS incurred significant start up costs in 1996.

         Other expenses declined in 1997 to 1.09% from 1.56% of production in 1996. The 1996 costs included start up costs. Net interest spread as a percentage of production declined slightly from .25% in 1996 to .23% in 1997.

Prime

         For the four months ended December 31, 1997 PAMCO earned $555,000. Operating revenues totaled $5,245,000 and expenses totaled $4,690,000. The PAMCO operation was acquired on August 31, 1997.

         Gains on sales of loans and other loan fees as a percent of production was 2.67%. Compensation expenses as a percent of production was 1.77% and other expenses as a percent of originations was .51%. Net interest margin as a percent of mortgage loan production was a deficit of .08%.

Commercial Lending

         In January 1997, NAFCO acquired a portfolio of loans with a remaining principal balance of $1,966,000. The purchase price was $1,292,000. New commitments made during 1997 were $750,000.

         NAFCO earned $141,000 in 1997. Interest income totaled $611,000 and operating expenses totaled $503,000 consisting primarily of compensation and benefits of $273,000, provisions for loan losses of $28,000, and legal and professional fees of $69,000. NAFCO had no borrowings in 1997.

Corporate and Intercompany Eliminations

         Compensation expense totaled $787,000 in 1997 as compared to $331,000 in 1996. Revenues and expenses for the period prior to June 6, 1996 are included in discontinued operations. Interest expense totaled $389,000 in 1997. There were no borrowings in 1996. Other general and administrative expenses totaled $768,000 in 1997 as compared to $195,000 in 1996. On an annualized basis, general and administrative costs increased as a result of legal and accounting fees.

         LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company had approximately $6,091,000 in cash as compared to $7,275,000 at December 31, 1997. Of those amounts $3,952,000 and $3,655,000 as of December 31, 1998 and 1997, respectively, was restricted to usage for mortgage loan fundings and repayments under the Company's residential warehouse line of credit.

         Total assets have increased to $140,799,000 at December 31, 1998 from $129,119,000 at December 31, 1997. The increase is attributable to the growth in the mortgage loan production at MPS offset by the decline in the construction loan portfolio at CPFI.

         On June 29, 1998, MPS increased its line of credit with Guaranty Federal Bank, F.S.B. and other lenders to $120,000,000 from $75,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.25% to 2.25%) over the Eurodollar rate. The line of credit matures June 30, 1999. The mortgage loans receivable of MPS are pledged as collateral for the line of credit. At December 31, 1998, $74,117,000 was borrowed under the line.

         On December 30, 1998, CPFI reduced its line of credit with Bank United to $40,000,000 from $75,000,000 due to the sale, as discussed earlier, of construction loans in November. The line of credit is secured by CPFI's construction loans receivable. As of December 31, 1998, $23,533,000 was outstanding under the line bearing interest at various spreads (ranging from 2.00% to 3.75%) over the one month LIBOR depending on the collateral. The line of credit matures June 30, 1999.

         On October 30, 1998, NAFCO entered into a line of credit totaling $6,500,000 with a bank. The line bears interest at the prime rate and matures on October 30, 1999. As of December 31, 1998, $3,000,000 was borrowed. Substantially all of the assets of NAFCO are pledged as collateral for the line.

         In the fourth quarter of 1998, numerous sub-prime mortgage bankers were subjected to margin calls on their lines of credit as a result of the significant decline in the sales premiums paid for loans and the deteriorating sub-prime mortgage and asset-backed securities markets. Management considers its relationships with its lenders to be good and is currently in compliance with all of the covenants contained in its various debt agreements. Additionally management believes that the debt agreements will be renewed in the ordinary course of business on substantially the same terms and conditions or alternative credit facilities are available on acceptable terms.

         At December 31, 1998, the Company has borrowed under notes and a line of credit from Stanwich Financial Services Corp. ("SFSC") and CPS, for a total of $12,877,000 summarized as follows:

Payee        Type                   Original Date             Maturity           Balance      Rate
-----        ----                ------------------     ------------------     ----------     ----
SFSC         Note                     June 27, 1997          June 30, 1999     $  377,000      14%
SFSC         Note                September 30, 1997     September 30, 2000        900,000      14%
SFSC         Line of Credit         August 28, 1997     September 30, 2000      3,500,000      16%
SFSC         Note                 December 30, 1997          June 30, 1999      4,000,000      13%
SFSC         Note                    March 12, 1998          June 30, 1999        900,000      13%
SFSC         Note                    March 13, 1998          June 30, 1999      1,100,000      13%
CPS          Note                 December 30, 1997         April 30, 1999      2,100,000      13%

         Proceeds from the borrowings were used to invest in the Company's subsidiaries. All loans require the payment of interest quarterly with principal due at maturity. The proceeds from the line of credit executed on August 28, 1997 are limited to usage at MPS. The total commitment is $5,000,000 of which $3,500,000 has been drawn. Each note may be prepaid, partially or in full, without penalty at any time. Any partial repayment may not be re-borrowed. Charles E. Bradley, Sr., who is an officer and director of NAB, and Charles E. Bradley, Jr., who is a director of NAB together owned a majority interest in SFSC at December 31, 1997 and 1998. Messrs. Bradley, Sr., Bradley, Jr., are officers and directors of CPS.

         On August 13, 1998, the Company entered into a Debt Restructure Agreement with Stanwich Financial Services, Corp. ("SFSC") a corporation owned 42.5% by Charles Bradley, Sr. and 42.5% by Charles Bradley, Jr., in which, among other things the note due from the sale of CARS was exchanged for a corresponding reduction in the Company's indebtedness to SFSC and the maturities of the company's indebtedness were extended.

         In order to maintain its net operating loss carryforwards the Company is limited under Section 382 of the Internal Revenue Code of 1986 as to issuance of new common shares in order to raise additional capital. The Company must rely on additional borrowings to grow its operations. In 1998, NAB relied on SFSC and CPS to provide funds to support the additional growth of the Company.

         In the next twelve months the Company intends to continue the expansion of the current operations through its subsidiaries and acquire additional operations complimentary to its core business lines. The Company anticipates no additional funding from SFSC or CPS, therefore must rely on internally generated funds or additional borrowings from third parties. The ability of the Company to acquire additional compatible operations is dependent upon the availability of financing. Current credit agreements in place are sufficient to provide the Company funds to operate its business lines as currently structured.

         On March 29, 1999 NAB entered into a Payment Deferral Agreement with SFSC in which SFSC agreed to extend the maturity dates on NAB's $6,377,000 in notes payable to SFSC that were due June 30, 1999 to January 3, 2000. Additionally, SFSC agreed to defer interest payments on all notes due from NAB until January 3, 2000. The Company intends to pursue the refinancing of those notes with a third party. There can be no assurance that such refinancing can be accomplished and, if no financing is obtainable, that SFSC would agree to a further extension of the maturity dates.

         As of December 31, 1998 NAB had remaining indebtedness to CPS totaling $2,100,000. The note originally due December 31, 1998 has been extended to April 30, 1999. Since December 31, 1998 NAB has repaid $1,400,000 and has $700,000 remaining. In order to pay the remaining amount NAB must obtain cash from operations (which consists primarily of tax sharing payments from subsidiaries), financing from third parties, sell existing assets, obtain more favorable terms under its various debt agreements or achieve a combination of the above. The Company is currently pursuing all of these alternatives and believes that the remaining amount due will be paid on a timely basis.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's earnings are materially impacted by net gains on sales of mortgage loans and net interest margins. The level of gains from loan sales the Company achieves is dependent on demand for the products originated. Net interest margins are dependent upon the ability of the Company to maintain the spread or interest differential between the interest it charges the customer for loans and the interest the Company is charged for the financing of those loans.

Loans held for sale and securitization related assets

         The sub-prime loans the Company sells generally are included in asset backed securities the investor or purchaser issues. These securities are priced at spreads over the LIBOR or an equivalent term treasury security. These spreads are determined by demand for the security. Demand is affected by the perception of credit quality and prepayment risk associated with the loans the Company originates and sells. Interest rates offered to customers also affect prices paid for loans. These rates are determined by review of competitors rate offerings to the public and current prices being paid to the Company for its products. The Company does not hedge these price risks.

         Prices paid for prime loans are impacted by movements in interest rates. The Company mitigates this risk by locking in prices with its investors as the customer locks in the price with the Company, thus allowing the Company to maintain it margin. Generally, if interest rates rise significantly, home sales will decline adversely affecting the Company's prime mortgage loan production.

         The Company's residual interest in securitization represents the present value of the excess cash flows the Company expects to receive over the life of the underlying sub-prime mortgage loans. The value is adversely affect by prepayments, losses and delinquencies. The value would also be negatively impacted by an increase in short-term interest rates, as a portion of the cash flows fluctuate monthly based upon the one-month LIBOR.

         In summary, the Company would be negatively impacted by rising interest rates and declining prices for its sub-prime loans. Rising interest rates would negatively impact prime mortgage production and the value of the residual interest in the securitization and declining prices for the Company's sub-prime loans would adversely effect the levels of gains achieved upon the sale of those loans. The estimated negative income statement effect for 1999 of a 1% rise in interest rates and a 1% decline in prices received for its sub-prime loans would be as follows:

Sub prime operations- $3,172,000
Prime operations- $1,681,000
Residual interest in securitization- $343,000

         Certain shortcomings are inherent in the methodology used in the above market risk measurement. Modeling changes requires the making of certain assumptions that may tend to oversimplify the manner in which actual yield and costs respond to changes in market interest rate. Assumptions are the underlying factors that drive the interest rate and market risk measurement system which include asset and liability compositions, changes in pricing of loans, cost structures and prepayment assumptions. The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve. According the model is intended to provide an indication of the Company's market risk at a particular point in time and is not a forecast of the effect of changes in market conditions on the results of operations of the Company and will differ from actual results.

Interest sensitive assets and liabilities

         In order to reduce the Company's exposure to interest rate fluctuations the Company attempts to originate loans that contain short-term maturities (less than one year) and bear interest rates that fluctuate based upon the prime rate.

         A summary of the fair value of interest earning assets and interest bearing liabilities, segregated between fixed rate and adjustable rate instruments, with expected maturity dates (or sales dates in the case of loans held for sale) are as follows (in thousands):

                                                                                                     Greater
                                            0-3           3-6            6-12          12-24         than 24
                                           Months        Months         Months         Months         Months
                                          -------        -------        -------        -------        -------
INTEREST EARNING ASSETS

Loans held for sale(1)                    $79,903             --             --             --             --
   Average rate                              8.22%            --             --             --             --

Constructions loans
  Adjustable(2)                           $11,322        $ 8,987        $ 5,273             --             --
    Average rate                             9.19%          9.27%          9.31%            --             --

  Fixed                                   $ 6,573        $ 2,655        $ 3,702        $   140             --
    Average rate                             9.00%         10.89%         11.58%         14.00%            --

Commercial loans
  Adjustable rate(2)                      $   501             --        $   998        $   583        $ 3,862
    Average rate                             9.75%            --          11.22%         12.28%         10.99%

  Fixed rate                              $    74             --             --             --        $    81
    Average rate                            12.00%            --             --             --          14.00%

Residual interest in securitization       $    38        $    46        $    82        $   111        $ 3,257

INTEREST BEARING LIABILITIES

Lines of credit(3)                             --             --             --             --             --
  Residential mortgage loans(4)                --        $74,117             --             --             --
    Eurodollar plus 1.25% to
      2.25%

  Construction loans                                     $23,533             --             --             --
    LIBOR plus 2.00% to 3.75%

  Commercial loans                             --             --        $ 3,000             --             --
    Prime Rate

Notes payable to
  affiliates-fixed rate                        --        $ 8,477             --        $ 4,400             --
    Average rate                               --          13.05%            --          15.59%            --



(1) The loans held for sale are shown in the table based upon the expected date of sale.

(2) The adjustable rate construction loans and commercial loans have interest rates based upon the prime rate.

(3) The lines of credit mature in the periods indicated. This does not necessarily indicate when the outstanding balances would be paid. The lines of credit fund 70% to 98% of the corresponding asset class. If the asset balance declines whether through a sale or a payment from the borrower, the corresponding liability must be paid.

(4) Includes borrowings totaling $7,618,000 in which construction loans to individuals are pledged as collateral. The outstanding balance of the collateral included in Construction Loans above totals $9,465,000.

OTHER MATTERS

YEAR 2000

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

         The Company has determined that the following actions are necessary to assess year 2000 compliance:

1) Identification of each computer area that could be materially affected and the proper action necessary to eliminate any material adverse effects caused by the turn of the century.

2) Testing the systems and switching to year 2000 compliance where necessary.

3) Making inquiries of key vendors and customers regarding year 2000 compliance.

     Progress report

         Identification

         The Company has identified all of its hardware systems and software (IT systems) critical to the business and whose failure to process transaction and information in the Year 2000 would have a material impact on the Company. The Company commenced its current business segments beginning in mid-1996. As a result substantially all of its hardware and software were Year 2000 compliant when purchased.

         The Company also identified non-information technology systems (non-IT systems) critical to the business operation such as telephone and paging systems. All of these systems were purchased subsequent to mid- 1996 and were Year 2000 compliant when purchased.

         Testing

         The Company continues to test its IT systems and confirm the Year 2000 compliance of its non-IT systems. The management information systems department
(MIS) expects all critical IT systems to be tested by mid-1999.

         IT and Non-IT Vendor Inquiries

         The Company continues to communicate with customers, vendors, and others to determine if their applications are year 2000 compliant and assess the potential impact on the Company. The responses from the Company's major vendors indicate that they are all expected to be year 2000 compliant within the next twelve months or are already compliant as it relates to the relevant system the Company relies on.

         Costs

         The costs incurred to bring the Company's internal systems into year 2000 compliance and the costs of equipment acquisitions are not expected to have a material impact on the Company's financial position. The Company has incurred approximately $100,000 in costs to date primarily related to software upgrades. The Company expects continuing costs related to internal resources to test the systems and monitor vendor progress towards being Year 2000 compliant. The cost of these internal resources is estimated to be $75,000. Depending on the results of the tests, the Company may hire outside third parties to assist in the project. The amount above does not include those costs.

         Contingency Planning

         Based upon the progress of testing the Company's systems and the responses of its material vendors as to their progress in becoming Year 2000 compliant, the Company will assess the need for contingency plans in the first half of 1999.

         Risks

         The primary risk to the Company of the Year 2000 issue is that one or more of the Company's outside vendors is not Year 2000 compliant. The Company cannot assure that all systems of other companies and government agencies which reliance is placed upon will be year 2000 compliant on a timely basis, regardless of the assurances that the company receives from them. The failure of significant customers and vendors to be year 2000 compliant could possibly have a material adverse effect on the Company's results of operations and financial condition.

         RECENT ACCOUNTING PRONOUNCEMENTS

         In April 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred. The Company has $156,000 in organizational costs as of December 31, 1998. SOP 98-5 will require the Company to write off those costs effective January 1, 1999. The amount, net of taxes, will be reported as a cumulative effect of a change in accounting principle as described in Accounting Principles Board (APB) Opinion No. 20, Accounting Changes.

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

         SFAS No. 133 supercedes FASB Statements No. 80 "Accounting for Futures Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". It amends FASB Statement No. 107 "Disclosures about the Fair Value of Financial Instruments" to include in Statement 107 the disclosure provisions about concentration of credit risk from Statement 105. This Statement also nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is in the process of assessing the future impact of the implementation of SFAS No. 133.

         In October 1998, the FASB issued Statement of Financial Accounting Standards No. 134 (SFAS No. 134), "Accounting for Mortgage Backed Securities alter the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify in accordance with the provisions of SFAS No. 115 the resulting mortgage backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS 134 is not expected to have a material effect on the Company's financial condition or results of operations.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
NAB Asset Corporation:


We have audited the accompanying consolidated balance sheets of NAB Asset Corporation and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAB Asset Corporation and subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                                     KPMG LLP

Orange County, California
March 29, 1999

                              NAB ASSET CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                            December 31,
                                                                  -----------------------------
Assets                                                                1998              1997
                                                                  -----------       -----------

Cash and cash equivalents                                         $     2,139       $     3,620
Restricted cash                                                         3,952             3,655
Receivables:
     Construction loans, net                                           38,652            69,052
     Residential mortgage loans held for sale                          78,911            45,472
     Commercial loans, net                                              6,099             3,677
     Loans to officers                                                  3,040                --
     Other receivables                                                  1,449             1,024
Residual interest in securitization of mortgage loans                   3,534                --
Property and equipment, net                                             1,151             1,151
Costs in excess of net assets acquired, net                               641               584
Other assets, net                                                       1,231               884
                                                                  -----------       -----------
                                                                  $   140,799       $   129,119
                                                                  ===========       ===========

          Liabilities and Shareholders' Equity

Liabilities:
Warehouse lines of credit                                         $   100,650       $    95,716
Notes payable to affiliates                                            12,877            16,300
Drafts payable                                                         11,681             5,425
Accounts payable and accrued expenses                                   5,250             2,914
Other liabilities                                                       1,123               609
                                                                  -----------       -----------
          Total Liabilities                                           131,581           120,964


Minority interest                                                         619               316

Shareholders' equity:
Common stock: $.10 par value, 30,000,000
     Authorized shares; 5,091,300 issued and
       outstanding at December 31, 1998 and 1997                          509               509
Additional paid-in capital                                              7,815             7,217
Retained earnings                                                         275               113
                                                                  -----------       -----------
          Total shareholders' equity
                                                                        8,599             7,839
Commitments and contingencies                                              --                --
                                                                  -----------       -----------
                                                                  $   140,799       $   129,119
                                                                  ===========       ===========



          See accompanying notes to consolidated financial statements.

                              NAB ASSET CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   For the years ended December 31,
                                                                         ------------------------------------------------
                                                                                1998              1997               1996
                                                                         -----------       -----------        -----------

Revenues:
  Gains on sales of loans                                                $    18,530       $    10,153        $       962
  Interest income                                                             12,926             3,491                323
  Origination and other fee income                                            10,589             3,211                129
                                                                         -----------       -----------        -----------
       Total revenues                                                         42,045            16,855              1,414
                                                                         -----------       -----------        -----------

Costs and expenses:
  Compensation and benefits                                                   21,346             8,750              1,357
  Interest expense                                                            11,813             2,591                104
  General and administrative                                                   8,236             3,983                749
                                                                         -----------       -----------        -----------
       Total costs and expenses                                               41,395            15,324              2,210
                                                                         -----------       -----------        -----------

Earnings (loss) from continuing operations before
   minority interest and income taxes                                            650             1,531               (796)
  Minority interest                                                              303               315                 --
  Income taxes                                                                   185                95                 --
                                                                         -----------       -----------        -----------
Earnings (loss) from continuing operations                                       162             1,121               (796)

Earnings (loss) from discontinued operations, net
Of income taxes:
  Retail automobile sales                                                         --              (271)            (1,123)
  Real estate services                                                            --                --              3,467
  Gain on disposal of CARS USA                                                    --             1,384                 --
                                                                         -----------       -----------        -----------

Earnings (loss)                                                          $       162       $     2,234        $     1,548
                                                                         ===========       ===========        ===========

Basic earnings (loss) per share from continuing
Operations                                                               $      0.03       $      0.22        $     (0.16)
                                                                         ===========       ===========        ===========

Basic earnings (loss) per share                                          $      0.03       $      0.44        $      0.30
                                                                         ===========       ===========        ===========

Weighted average number of common shares
Outstanding                                                                5,091,300         5,091,300          5,091,300
                                                                         ===========       ===========        ===========




          See accompanying notes to consolidated financial statements.

                              NAB ASSET CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 ( IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                               UNREALIZED
                                                                                  GAINS
                                               ADDITIONAL        RETAINED     ON SECURITIES
                                  COMMON         PAID-IN         EARNINGS       AVAILABLE        UNEARNED
                                  STOCK          CAPITAL         (DEFICIT)       FOR SALE      COMPENSATION       TOTAL
                                 --------        --------        --------        --------        --------        --------

Balance, December 31, 1995       $     42        $ 25,567        $ (3,669)       $     70        $    (34)       $ 21,976

Amortization of unearned
  Compensation                         --              --              --              --              34              34
Securities valuation
  Allowance, net                       --              --              --             (70)             --             (70)
Refund of small
  shareholder program                  --              22              --              --              --              22
Transfer to NAB
  Liquidating Trust                    --          (6,585)             --              --              --          (6,585)
Distributions                                     (15,320)                                                        (15,320)
Surrender of old stock
  in merger                           (42)             42              --              --              --              --
Issuance of new stock
  in merger-62% to
  shareholders of old NAB             316            (316)             --              --              --              --
Contribution of capital by
   CPS in Merger-38% of
   Common Stock to CPS                193           3,807              --              --              --           4,000
Net earnings                           --              --           1,548              --              --           1,548
                                 --------        --------        --------        --------        --------        --------

Balance, December 31, 1996            509           7,217          (2,121)             --              --           5,605
Net earnings                           --              --           2,234              --              --           2,234
                                 --------        --------        --------        --------        --------        --------

Balance, December 31, 1997            509           7,217             113              --              --           7,839
Issuance of stock of                   --             598              --              --              --             598
subsidiaries
Net earnings                           --              --             162              --              --             162
                                 --------        --------        --------        --------        --------        --------

Balance, December 31, 1998       $    509        $  7,815        $    275        $     --        $     --        $  8,599
                                 ========        ========        ========        ========        ========        ========


           See accompanying notes to consolidated financial statements

                              NAB ASSET CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                         1998             1997             1996
                                                                                      ---------        ---------        ---------

Cash flows from operating activities:
        Earnings (loss) from continuing operations                                    $     162        $   1,121        $    (796)
        Adjustments to reconcile earnings (loss) from
          Continuing operations to net cash used in operations Cash provided by discontinued operations - real estate
          Operations                                                                         --               --            1,657
        Cash used in discontinued operations - retail
          Automotive sales                                                                   --             (176)          (1,500)
        Proceeds from sale of CARS USA                                                       --              200               --
        Non-cash gain on securitization of mortgage loans                                (3,248)              --               --
        Amortization of net interest receivable account                                     348               --               --
        Deposits to overcollateralization account                                          (634)              --               --
        Depreciation and amortization                                                     1,283              434              117
        Minority interest                                                                   303              315               --
        Provision for credit losses                                                         176               28               --
        Net changes in:
          Residential mortgage loans originated, purchased
            And sold                                                                    (33,143)         (32,824)         (11,287)
          Restricted cash                                                                  (297)          (3,655)              --
          Loans to officers                                                              (3,040)              --               --
          Other receivables                                                                (425)            (838)            (709)
          Other liabilities                                                                 514              489              120
          Other assets                                                                   (1,034)            (117)               5
          Drafts payable                                                                  6,256            5,425               --
          Accounts payable and accrued expenses                                           2,229            2,554              205
                                                                                      ---------        ---------        ---------
            Net cash used in operating activities                                       (30,550)         (27,044)         (12,188)
                                                                                      ---------        ---------        ---------
Cash flows from investing activities:
     Loan to Mortgage Portfolio Services, Inc.                                               --               --           (2,499)
     Construction loans funded and purchased                                            (51,420)         (69,052)              --
     Principal collections on and sales of construction loans                            81,427               --               --
     Commercial loans purchased and originated                                           (4,421)          (2,691)              --
     Principal collections on commercial loans                                              320              314               --
     Acquisition of businesses, net of cash acquired                                         --             (725)             684
     Purchases of property and equipment                                                   (546)            (518)            (138)
                                                                                      ---------        ---------        ---------
            Net cash provided by (used in) investing activities                          25,360          (72,672)          (1,953)
                                                                                      ---------        ---------        ---------
Cash flows from financing activities:
     Contribution of capital by CPS in merger                                                --               --            4,000
     Net borrowings under warehouse lines of credit                                       4,934           83,897           11,319
     Borrowings under notes payable to affiliates                                         4,300           16,300               --
     Payments on notes payable to affiliates                                             (6,123)              --               --
     Issuance of stock of subsidiaries                                                      598               --               --
                                                                                      ---------        ---------        ---------
           Net cash provided by financing activities                                      3,709          100,197           15,319
                                                                                      ---------        ---------        ---------
Net increase (decrease) in cash and cash equivalents                                     (1,481)             481            1,178
Cash and cash equivalents at beginning of year                                            3,620            3,139            1,961
                                                                                      ---------        ---------        ---------
Cash and cash equivalents at end of year                                              $   2,139        $   3,620        $   3,139
                                                                                      =========        =========        =========


          See accompanying notes to consolidated financial statements.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND DISCONTINUED OPERATIONS

Description of Business

         NAB Asset Corporation, a Texas Corporation ("NAB") and subsidiaries (the "Company") is primarily engaged in the residential lending business. As discussed below NAB disposed of its retail automotive sales business in June, 1997. Prior to June 5, 1996 NAB's business consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others.

         NAB was organized on March 31, 1991, by National Asset Bank (a bank in liquidation) (the "Bank") as a wholly-owned subsidiary of the Bank for the purpose of acquiring substantially all of the assets of the Bank through a series of transactions and agreements intended to effect the final liquidation of the Bank. NAB acquired substantially all of the assets of the Bank in consideration of the issuance by the NAB of shares of its common stock, $.01 par value (the "Common Stock"), and the assumption of all the Bank's liabilities. Immediately following such acquisition, the Bank distributed the shares of Common Stock received to the holders of the Bank's common stock, (the "Bank Common Stock"), on the basis of one share of Common Stock for each ten shares of the Bank Common Stock held of record as of the close of business on July 17, 1991. Because NAB was formed for the purpose of effecting the acquisition of substantially all of the Bank's assets, NAB had only limited operating activities prior to such acquisition.

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

Discontinued Real Estate Operations

         Operating results of the discontinued real estate operation is summarized as follows (in thousands):

                                                                                   For the period from
                                                           For the period from      January 1, 1996 to
                                                             April 24, 1996 to          April 23, 1996
                                                                  June 5, 1996      (measurement date)
                                                                  ------------      ------------------
Revenues                                                                $3,013                  $1,995
Expenses                                                                   564                     977
                                                                        ------                  ------
Net earnings (loss)                                                     $2,449                  $1,018
                                                                        ======                  ======


Revenue for the discontinued real estate operations consisted of gain on sale of assets and interest income. Expenses consisted primarily of compensation and benefits.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Discontinued Retail Automotive Sales Operations

         On July 8, 1996, NAB acquired 80% of CARS USA, Inc. ("CARS") for a purchase price of $100,000. Additionally, NAB invested $400,000 in preferred stock of CARS and made a $1,000,000 subordinated loan to CARS. At the time of acquisition, Charles E. Bradley, Jr., a director of the Company owned 50% of the outstanding shares of CARS. For the period from July 8, 1996 to December 31, 1996 CARS incurred a net loss of $1,123,000.

         In March 1997, NAB entered into a definitive agreement to sell its interest in CARS and on June 27, 1997 completed the transaction. The acquirer was a newly formed company owned by Charles E. Bradley, Sr., the chief executive officer and chairman of the board of NAB and Charles E. Bradley, Jr., a director of NAB. The purchase price consisted of a $200,000 cash payment and a note for $1,300,000. The note was paid in 1998. NAB recorded a $1,384,000 gain as a result of the sale.

         As a result of NAB's decision to divest its retail automotive sales operations, all related operating activity has been reported as discontinued operations for financial reporting purposes.

         Operating results of the discontinued retail automotive sales operation is summarized as follows (in thousands):

                                                Period from January 1,
                   Period from April 1, 1997     1997 to March 31, 1997   Period from July 8, 1996 to
                       to June 27, 1997            (measurement date)         December 31, 1996
                       ----------------           ------------------          -----------------
Revenues                    $ 3,185                     $ 2,199                     $ 5,167
Expenses                      3,249                       2,406                       6,290
                            -------                     -------                     -------
Net loss                    $   (64)                    $  (207)                    $(1,123)
                            =======                     =======                     =======

         Revenue and expenses for the discontinued automotive sales operation consisted primarily of sales and cost of sales, respectively.

Acquisitions

         On July 10, 1996 NAB acquired from CPS 84% percent of the outstanding voting common stock of Mortgage Portfolio Services, Inc. ("MPS") for a purchase price of $300,000. NAB also acquired $2.25 million of MPS preferred stock through conversion of debt to equity and contributed approximately $249,000 to the additional paid-in capital of MPS. The MPS preferred stock acquired by NAB provides cumulative dividends at a rate of 10% per annum and has liquidation preference over the MPS common stock equal to the purchase price of the MPS preferred stock plus any accrued and unpaid dividends.

         MPS is a mortgage banking company that specializes in the purchase, origination, sale and servicing of residential mortgage loans that do not meet traditional secondary market guidelines due to credit or employment history of the borrower, debt-to-income ratios, or the nature of the collateral.


         A summary of the assets and liabilities acquired at fair value are as follows (in thousands):

Mortgage Loans                                            $ 1,362
Other Assets                                                1,386
Warehouse Line of Credit                                     (500)
Other Liabilities                                          (2,547)
                                                          -------
Net Assets Acquired                                          (299)
Purchase Price Paid                                          (300)
                                                          -------
Costs in excess of Net Assets Acquired                    $  (599)
                                                          =======

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Selected unaudited pro forma combined results of operations for the year ended December 31, 1996, assuming the acquisition of MPS had occurred on January 1, 1996 are presented as follows (in thousands, except share data):

Net loss from continuing operations                                $   916
                                                                   =======
Basic loss per share from continuing operations                    $  0.18
                                                                   =======

         The increase in pro forma loss from continuing operations and pro forma net loss per share from continuing operations gives effect to additional amortization of cost in excess of net assets acquired totaling $77,000 which would have been incurred assuming MPS was acquired on January 1, 1996.

         On August 31, 1997, MPS acquired the fixed assets and employed the personnel of the single family mortgage lending division of Pacific Southwest Bank ("PSB"), a Dallas based savings and loan. A premium of $200,000 was paid for the operation. Additionally amounts of up to $800,000 may be payable over the two year period to August 31, 1999 depending on mortgage loan origination volumes. During 1998 MPS paid $195,000 under this agreement, which increased the cost in excess of net assets acquired. The division, Pacific American Mortgage Company ("PAMCO") is primarily engaged in mortgage lending through ten retail branches in six states. Substantially all PAMCO mortgage loan originations are conventional conforming, non-conforming and government insured mortgages.

         A summary of the PAMCO assets and liabilities acquired by MPS at fair value are as follows (in thousands):

Property and equipment                                   $ 560
Other assets                                               125
Accounts payable and accrued expenses                     (160)
                                                         -----
     Net assets acquired                                   525
Purchase price paid                                       (725)
                                                         -----
Cost in excess of net assets acquired                    $(200)
                                                         =====

         Total accumulated amortization of the costs in excess of net assets acquired related to MPS and PAMCO totaled $336,000 and $187,000 at December 31, 1998 and 1997, respectively.

         In January 1997, NAB, through a newly formed 84% owned subsidiary, NAFCO, Inc., acquired a $1,966,000 portfolio of loans made to rent-to-own and rental purchase retail operations. The purchase price for these loans was $1,292,000, representing a discount of $674,000. The discount is being amortized over the contractual life of the loans using the interest method. NAFCO, Inc. is a commercial finance company that specializes in providing financing and consulting services to small independently owned rent-to-own retailers.

         On December 30, 1997 NAB, through a newly formed 86% owned subsidiary, Construction Portfolio Funding, Inc. ("CPFI") acquired approximately $53,000,000 in single family construction loans. A cash premium of $250,000 was paid in addition to the principal balances acquired.

         In connection with the acquisition, NAB recorded a $291,000 allowance for loan losses based on the seller's loan loss history.

         CPFI is engaged in the business of providing financing to residential homebuilders for the construction of single family residences and to a lesser extent acquisition and development loans, lot loans and model home loans to those homebuilders.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)

         The Company has four reportable segments, mortgage banking, sub-prime and prime mortgage lending, construction lending and commercial lending. The sub prime mortgage banking segment originates residential mortgage loans to borrowers who are unable to obtain financing from conventional mortgage sources due to credit problems or income qualification issues. The prime mortgage banking segment originates conventional and government guaranteed or insured mortgage loans. The construction lending operation lends to homebuilders for the construction of single family residences and to a lesser extent for the purchase of lots and acquisition and development of land for residential construction. The commercial lending operation lends to operators of rent to own or rental purchase businesses. All of the business segments operate within the U.S.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The following is a description of significant accounting and financial reporting policies:

Basis of Presentation

         The consolidated financial statements include the accounts of NAB and its majority-owned subsidiaries, with all significant inter-company transactions being eliminated in consolidation.

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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         Loans are continually evaluated for collectibility and, if appropriate, the loan may be placed on non-accrual status, generally if 90 days past due, and previously accrued interest is reversed from income.

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

         The residual interests in the securitization of loans represent the sum of (1) the net interest receivable (NIR) which is the present value of the difference between the contractual interest rates on the loans and the rate paid to the buyer or bondholder using various assumptions and (2) the overcollateralization account which is the excess monthly cash flows, other than servicing revenues, that are required to be maintained with the trustee until certain overcollateralization levels are met. The residual interest is accounted for as a trading security and as such is recorded at its estimated fair value. The Company is not aware of an active market for the purchase or sale of the residual interests. Accordingly, the Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved.

Property and Equipment, Net

         Property and Equipment are stated at cost, net of accumulated depreciation. Major renewals and improvements are capitalized and depreciated. Repairs and maintenance are expensed as incurred. Depreciation is provided on a straight-line basis over the estimated useful lives of depreciable assets. Cost and accumulated depreciation applicable to assets retired or sold are eliminated from the accounts and any resulting gains or losses are recognized at such time.

Real Estate Owned

         Real estate owned is transferred from the loan portfolio at fair market value. The excess carrying value, if any, of the loan over the estimated fair value less selling costs is charged to the allowance for loan losses. Any subsequent impairments in value are recognized through a valuation allowance.

Costs in Excess of Net Assets Acquired

          Costs in excess of net assets acquired which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over five years. The Company reviews costs in excess of net assets acquired for impairment when changes in events or circumstances may effect the underlying basis of the asset.

Drafts Payable

          The Company issues checks or initiates wire transfers in connection with the origination of its residential mortgage loans. Drafts payable represent checks or wire transfers on originated loans which have not been presented for payment to the bank. Upon presentment, the Company either funds the loans with operating cash or borrowings under its warehouse line of credit.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Prepayment Liability

         The Company sells all of its originated and purchased loans to third party investors for cash. The purchase agreements require the Company to reimburse the investor a portion of the purchase price paid if the loan pays in full prior to a stated date, generally one year from origination. The Company defers a portion of the gain on sold loans which represents management's estimate of amounts due under the purchase agreements. This estimate is calculated based on industry data as the Company has limited actual historical data. The prepayment liability account is reduced based upon the prepayment of loans, in accordance with the specific terms in the related sale agreement.

Revenue Recognition

         Gains on sales of loans are recognized to the extent the selling price exceeds the carrying value of the loans sold based on the estimated relative fair values of the assets transferred, assets obtained and liabilities incurred. A portion of the sales price on loans sold serviced released is recorded as deferred income and represents management's estimate of amounts reimbursable to the purchaser of the loans in the event of a loan prepayment prior to a period specified in the loan sales agreement, generally one to two years. Non-refundable fees and direct costs associated with the origination of loans are deferred and included in the carrying value until the related loan is sold. Interest is recognized as revenue when earned according to the terms of the security instruments and when, in the opinion of management, it is collectable.

         The Company's gain on accounting conforms to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 125 (SFAS
125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under SFAS 125, a transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practical. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer.

         SFAS 125 also requires an assessment of interest-only strips, loans, other receivables and retained interests in securitization (residuals). If these assets can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its recorded investment, the asset will be measured like trading securities.

         Construction and commercial related lending revenues consist primarily of interest income on loans and loan commitment fees. Interest is recognized as revenue when earned according to the terms of the loan and when, in the opinion of management, it is collectable. Non-refundable fees and direct costs are deferred and income is recognized over the life of the loan commitment using the interest method.

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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per share is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding during the period. For the years ended December 31, 1998, 1997 and 1996 there were no dilutive common share equivalents.

Restricted Cash

         Restricted cash primarily represents amounts required to be used to fund loans and repay amounts outstanding under the residential mortgage warehouse line of credit.


Statements of Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include cash in banks and interest bearing demand deposits.

Statement of Cash Flows-Supplemental Disclosure (in thousands):

                                                                           December 31,
                                                                   ----------------------------------
                                                                     1998                      1997
                                                                   --------                    ------

Interest paid - continuing operations                              $ 11,235                    $1,950
                                                                   ========                    ======

Taxes paid                                                         $    163                    $  116
                                                                   ========                    ======
Non-cash activities:
Loans held for sale transferred to real
  estate owned                                                     $    566                    $   14
                                                                   ========                    ======
Notes receivable exchanged for reduction in
  payable to affiliates                                            $  1,600                    $   --
                                                                   ========                    ======
Reversal of allowance for credit losses against
  purchase premium                                                 $    158                    $   --
                                                                   ========                    ======
Note received from sale of CARS USA                                $     --                    $1,300
                                                                   ========                    ======

Recent Accounting Pronouncements

         In April 1998 the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred. The Company has $111,991 in organizational costs as of December 31, 1998. SOP 98-5 will require the Company to write off those costs effective January 1, 1999. The amount, net of taxes, will be reported as a cumulative effect of a change in accounting principle as described in Accounting Principles Board (APB) Opinion No. 20, Accounting Changes.

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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

         SFAS No. 133 supercedes FASB Statements No. 80 "Accounting for Futures Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". It amends FASB Statement No. 107 "Disclosures about the Fair Value of Financial Instruments" to include in Statement 107 the disclosure provisions about concentration of credit risk from Statement 105. This Statement also nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is in the process of assessing the future impact of the implementation of SFAS No. 133.

         In October 1998 the FASB issued Statement of Financial Accounting Standards No. 134 (SFAS No. 134), "Accounting for Mortgage Backed Securities after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" SFAS No. 134 amends SFAS No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities classify in accordance with the provisions of SFAS No. 115 the resulting mortgage backed securities or other retained interests based on its ability and intent to sell or hold those investments. However, a mortgage banking enterprise must classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. This Statement is effective for the first fiscal quarter beginning after December 15, 1998. The adoption of SFAS 134 is not expected to have a material effect on the Company's financial condition or results of operations.

         In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No.131, "Disclosures about Segments of Enterprise and Related Information" (FASB 131). FASB 131 supercedes FASB 14, "Financial Reporting for Segments of a Business Enterprise". FASB 131 replaces the "industry segment" approach with the "management approach". The management approach designates the segments identified by management within the organization that are regularly reviewed as to allocation of capital and operating performance. FASB 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FASB 131 did not affect the Company's financial position or results of operations (see note 14).

Reclassifications

         Certain amounts for the prior periods have been reclassified to conform to the current presentation.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(3) CONSTRUCTION AND COMMERCIAL LOANS RECEIVABLE

         Construction and commercial loans consist of the following (in thousands):

                                                           December 31,                December 31,
                                                               1998                         1997
                                                             --------                     --------
Construction loans:
Residential construction loans                               $ 21,619                     $ 44,935
Acquisition and development loans                               4,692                        2,526
Lot loans to builders                                             197                        2,614
Model home loans                                                  742                        3,221
Construction and lot loans to individuals                      11,093                       15,506
Commercial real estate                                            539                           --
                                                             --------                     --------
                                                               38,882                       68,802
Purchase premium                                                   --                          541
Allowance for loan losses                                        (230)                        (291)
                                                             --------                     --------
                                                             $ 38,652                     $ 69,052
                                                             ========                     ========

Commercial loans                                             $  6,244                        3,998
Purchase discount                                                 (38)                        (293)
Allowance for loan losses                                        (107)                         (28)
                                                             --------                     --------
                                                             $  6,099                     $  3,677
                                                             ========                     ========


         Activity in the allowance for credit losses was as follows (in thousands):

                                                          DECEMBER 31, 1998             DECEMBER 31, 1997
                                                      --------------------------    -------------------------
                                                      Construction    Commercial    Construction   Commercial
                                                      ------------    ----------    ------------   ----------

Beginning balance                                        $ 291           $  28          $  --          $  --
Provision for credit losses                                 97              79             --             28
Initial reserves                                            --              --            291             --
Reduction of reserves as a                                  --              --             --             --
  result of loan sales                                    (158)             --             --             --
                                                         -----           -----          -----          -----
Ending balance                                           $ 230           $ 107          $ 291          $  28
                                                         =====           =====          =====          =====

         As of December 31, 1998 loans that were past due with respect to interest more than 90 days totaled $726,897 and were on non-accrual and deemed to be impaired. No specific allowance was on these impaired loans at December 31, 1998.

         At December 31, 1998, the Company's total commitments under these loans, if fully funded, are $81,646,000. Approximately 26%, 24%, 22% and 20%, respectively of construction loans receivable are secured by properties located in Arizona, Texas, California and Nevada.

(4) RESIDENTIAL MORTGAGE LOANS HELD FOR SALE

         Residential mortgage loans originated by the Company are fixed-rate or adjustable-rate, 15 to 30-year fully amortizing loans, secured by first liens on single-family residential properties. Loans held for sale were comprised of the following (in thousands):

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                            December 31, 1998            December 31, 1997
                        --------------------------   ---------------------------
                                       Weighted                       Weighted
                                        Average                        Average
                           Amount        Rate          Amount          Rate
                        ----------     -----------   ---------        ----------
Adjustable-rate         $17,178           9.77%      $ 4,577            9.15%
Fixed-rate               60,906           7.78%       40,123            8.47%
                        -------                      -------
                         78,084                       44,700
Deferred loan fees
(net)                       827                          772
                        -------                      -------
                        $78,911                      $45,472
                        =======                      =======

(5) RESIDUAL INTEREST IN SECURITIZATION

         The Company completed its first mortgage loan securitization on June 29, 1998. The Company retained the servicing responsibilities for the loans. The Company recorded a net gain at the time of sale of $1,908,000 or 3.74% of the principal balance of the loans sold, which represents the excess of the cash received and assets retained by the Company over the relative fair value of the loans sold, less transaction costs of $1,341,000. The assumptions used in the calculation of the gain on the sale of the loans and the valuation of the residual interest in the securitization of mortgage loans were as follows:

                                                  FIXED RATE            ADJUSTABLE RATE
                                             -------------------     ---------------------
         Cumulative default rates                         8.15%                    10.20%
         Cumulative losses                                5.17%                     5.20%
         Discount rate                                      12%                       12%
         Over-collateralization account        Ramp up to 2.75%          Ramp up to 4.00%
         Weighted average life of loans              4.27 years                3.47 years
         Prepayment speeds                   Ramp up to 20% CPR        Ramp up to 25% CPR

At December 31,1998 the residual interests in the securitization consisted of the following (in thousands):

        NIR                                   $2,900
        Overcollateralization account            634
                                              -------
                                              $3,534
                                              =======

     The performance of the loans underlying the security through December 31, 1998 is as follows:

                                                FIXED RATE        ADJUSTABLE RATE
                                                ----------        ---------------
      Remaining principal                         $26,441              $21,330
      Annualized prepayment rates                    6.80%               14.07%
      Cumulative losses                                --                   --
      Delinquencies (over 30 days)                  11.40%               11.00%
      Cumulative principal amount of loans
      foreclosed or in foreclosure                $   628              $   225

           The Company purchased a mortgage pool insurance policy that will cover all losses up to 5% of the initial pool balances. The fee is .52% annually of the unpaid principal of the loans. The net loss assumption used in the valuation of the residual interest in the securitization of mortgage loans taking the policy into effect was .17% for the fixed rate loans and .20% for the adjustable rate loans.

            In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral held by the trust. The over-collateralization account was required by the servicing agreement to be maintained at the levels shown above.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

      The residual interests in the securitization of loans represents the present value of the difference between the contractual interest rates on the loans and the rate paid to the buyer or bondholder using the assumptions discussed above. The residual interest is accounted for as a trading security and as such is recorded at its estimated fair value. The Company is not aware of an active market for the purchase or sale of the residual interests. Accordingly, the Company determined the estimated fair value of the residual interests by discounting the expected cash flows released from the trust (the cash out method) using a discount rate which the Company believes is commensurable with the risks involved.

      Upon reaching the required over-collateralization levels, the Company is entitled to receive the cash flows that represent collections on the mortgage loans in excess of the amount required to be paid to the bondholders. If the actual performance of the mortgage loans differs significantly from the original assumed performance, the cash the Company is entitled to receive will vary from the NIR calculated using the assumptions above.

      Escrow balances on securitized loans serviced by the Company are not included in the accompanying consolidated balance sheets and totaled $678,000 at December 31, 1998.

(6) PROPERTY AND EQUIPMENT, NET

      Property and equipment, stated at cost, consists of the following (in thousands):


                                               December 31,
                                         -------------------------
                                           1998              1997
                                         -------           -------
Furniture and Equipment                  $ 1,142           $   794
Computer Equipment and Software              829               631
Accumulated Depreciation                    (820)             (274)
                                         -------           -------
                                         $ 1,151           $ 1,151
                                         =======           =======

(7) WAREHOUSE LINES OF CREDIT

      Warehouse lines of credit were comprised of the following (in thousands):


                                                                                                 December 31,
                                                                                         --------------------------
                                                                                           1998              1997
                                                                                         --------          --------
Warehouse line-of-credit, commitment of $120,000,000, secured by residential mortgage loans and guaranteed by NAB, interest at a spread above the
Eurodollar, (7.5% and 7.5% at December 31, 1998 and
1997, respectively), expiring June 30, 1999                                              $ 74,117          $ 50,002

Warehouse line-of-credit, commitment of $40,000,000, secured by residential construction loans and guaranteed by NAB, interest at a spread above libor,
(7.55% and 7.625% at December 31, 1998 and 1997),
expiring December 29, 1999                                                                 23,533            45,714

Warehouse line-of-credit, commitment of $6,500,000, secured by commercial loans and guaranteed by NAB, interest at a spread above prime, (7.75% at December
31, 1998), expiring October 29, 1999
                                                                                            3,000                --
                                                                                         --------          --------

                                                                                         $100,650          $ 95,716
                                                                                         ========          ========

At December 31, 1997, NAFCO had a line of credit totaling $5,000,000 with a savings bank. The line was terminated October 29, 1998.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The warehouse lines of credit provide for various financial covenants including limitations on indebtedness, investments, transactions with affiliates, minimum levels of net worth and restricts the payment of dividends and material changes in ownership. At December 31, 1998 and 1997, the Company complied with these covenants.

         Management believes its warehouse lines of credit will be renewed in the normal course of business.

(8) NOTES PAYABLE TO AFFILIATES

         Notes payable to affiliates were comprised of the following (in thousands):

                                                                                            December 31,
                                                                                    ------------------------
                                                                                     1998             1997
                                                                                    -------          -------
Note payable to Stanwich Financial Services, Corp., unsecured, interest
at 13% payable quarterly, principal due June 30, 1999                               $ 4,000          $ 4,000

Line of credit commitment of $5,000 payable to Stanwich Financial Services
Corp., unsecured, interest at 16% payable quarterly, payable
in full on  September 30, 2000                                                        3,500            3,500

Note payable to Stanwich Financial Services Corp., unsecured, interest
at 14% payable quarterly, due September 30, 2000                                        900            2,500

Note payable to Stanwich Financial Services Corp., unsecured, interest
at 13% payable quarterly, due June 30, 1999                                             377              800

Note payable to Stanwich Financial Services Corp., unsecured, interest
at 13% payable quarterly, due June 30, 1999                                             900               --

Note payable to Stanwich Financial Services Corp., unsecured, interest
at 13% payable quarterly, due June 30, 1999                                           1,100               --

Note payable to Consumer Portfolio Services, Inc., unsecured, interest
at 13% payable quarterly, principal due April 30, 1999                                2,100            5,500
                                                                                    -------          -------

                                                                                    $12,877          $16,300
                                                                                    =======          =======

(9) SHAREHOLDER AND OPTION AGREEMENTS

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

         In April 1998, the board of directors authorized the Company to make payments to officers and directors in lieu of stock options that were originally granted under stock option plans that were never presented to shareholders for approval. The Company recorded a charge of $636,000 in 1998 as a result.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In 1997, the Company entered into agreements with the executives of MPS that granted options to the executives, exercisable only if certain conditions are satisfied, to acquire up to 20% of the authorized common shares of MPS. The number of shares to be issued pursuant to the agreements was dependent upon several factors, including the future earnings and value of MPS.

         On June 26, 1998 the Company, MPS and the executives entered into a Restructure Agreement which terminated the options. In exchange for the termination of the options the Company entered into a deferred compensation arrangement with the executives that requires the Company to pay annual installments of $1,121,000, $1,101,000 and $1,101,000 in the years 1999, 2000 and 2001, respectively, to the executives, as long as the executive continues employment with the Company. If the executive is terminated without cause all remaining amounts due under the deferred compensation arrangement become immediately payable.

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

         Included in the Restructure Agreement is an additional provision that requires the Company to pay to one of the executives $93,334 every six months, beginning June 30, 1998, over the next three years, contingent upon continued employment. In exchange, the executive agreed to purchase stock in MPS of $560,000.

         The financial statement impact of these new agreements for the year ended December 31, 1998 was to record compensation expense totaling $778,036.

(10) INCOME TAXES

         Income taxes are comprised of the following:

                                               Year ended December 31,
                                                ---------------------
                                                 1998            1997
                                                -----           -----

Current
   Federal                                      $  15           $   9
   State                                          271              86

Deferred
   Federal                                        106             536
   State                                          (65)             --
                                                -----           -----
                                                  327             631
Reduction in valuation allowance                 (142)           (536)
                                                -----           -----
                                                $ 185           $  95
                                                =====           =====

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The Company's tax expense differs from the amount determined by applying the statutory Federal rate of 34% to earnings from continuing operations as follows (in thousands):

                                         Year ended December 31,
                                         ------------------------
                                          1998            1997
                                         -----           -----

Expense at Federal rate                  $ 121           $ 545

State taxes                                206              86

Decrease in valuation allowance           (142)           (536)
                                         -----           -----
                                         $ 185           $  95
                                         =====           =====

         Net Federal deferred tax assets totaled $63.5 million and $63.6 million at December 31, 1998 and 1997, respectively with corresponding valuation allowances of $63.5 million and $63.6 million, respectively. Net deferred tax assets consist primarily of net operating losses which totals $63 million. The remaining deferred tax assets of $500,000 consist primarily of deferred income and allowances for loan losses. No Federal deferred tax assets have been recognized in the 1998 or 1997 consolidated financial statements due to the fact that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized. A state tax benefit of $36,000 was recognized in 1998 through a reduction of the state valuation allowance.

         At December 31, 1998, for federal income tax purposes, the Company had regular tax and alternative minimum tax net operating loss carryforwards of approximately $185 million expiring as follows (in thousands):

Year                  Amount
----------          --------
      2004          $ 52,388
      2005            42,120
      2006            28,004
      2007            11,091
Thereafter            51,588
                    --------
                    $185,191
                    ========

         Simultaneous with the Merger, the Company amended its Articles of Incorporation and By-laws to restrict the acquisition of 5% or more of the outstanding shares of New Common Stock of the Company so as to prevent the occurrence of an ownership change under Section 382 of the federal income tax laws. Section 382 of the Internal Revenue Code of 1986 (Section 382), as amended, provides in general that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of such ownership change will be subject to an annual limitation. The Company's NOL's could become subject to certain limitations on utilization in the event the Company undergoes an ownership change within the meaning of
Section 382.

(11) COMMITMENTS AND CONTINGENCIES

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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Commitments to originate mortgage loans are agreements to provide financing at a fixed or variable interest rate subject to specific terms and a customer's creditworthiness on a case-by-case basis. These commitments have fixed expiration dates and other termination clauses and may require payment of a fee. At December 31, 1998 and 1997 MPS had commitments to originate mortgage loans of approximately $29,400,000 and $10,465,000, respectively. These commitments do not necessarily represent future cash requirements, as some portion of the commitments will expire without being drawn upon or will be declined for credit or other reasons. At December 31, 1998 and 1997, MPS had no outstanding firm commitments to purchase loans. At January 1, 1999 MPS entered into a $100,000,000 commitment to sell sub-prime loans to an institutional investor. The commitment expires June 30, 1999. MPS had no commitments to sell loans at December 31, 1997.

         MPS has entered into loan sale agreements with investors in the normal course of business which includes standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require MPS to repurchase loans previously sold. As of December 31, 1998, MPS had no repurchase requests outstanding. In the opinion of management, the potential exposure related to MPS's loan sale agreements will not have a material adverse effect on the consolidated financial position and operating results of the Company.

         At December 31, 1998, the Company's total commitments under commercial and construction loans, if fully funded, are $81,646,000.

         The Company is subject to lawsuits that arise in the ordinary course of its business. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from existing and threatened lawsuits would not have a material adverse effect on the Company's financial position and results of operations.

         The Company conducts its business from leased facilities. Rent expense of approximately $1,136,000, $470,000 and $126,000 have been recorded for the years ending December 31, 1998, 1997 and 1996, respectively.

         At December 31, 1998, minimum rental commitments under all noncancelable leases with terms exceeding one year were as follows (in thousands):

Year ending
December 31,
------------
1999          $1,179
2000             822
2001             404
2002             252
2003              --
              ------
              $2,657
              ======

(12) RELATED PARTY TRANSACTIONS

         As discussed in Note (1), the Company sold its Retail Automotive Sales Segment in June, 1997 to a company controlled by Charles E. Bradley, Sr., the Chief Executive Officer and Chairman of NAB and Charles E. Bradley, Jr., a director of NAB, for $1,500,000. The purchase price consisted of a $200,000 cash payment and a note for $1,300,000. The note was satisfied in 1998.

         In September 1998 the Company borrowed $500,000 from SFSC pursuant to an unsecured promissory note. The loan was paid off in 1998.

         In October 1998 the Company borrowed $800,000 from SFSC pursuant to an unsecured promissory note. The loan was paid off in 1998.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         In December 1997 the Company borrowed $5,500,000 from CPS pursuant to an unsecured promissory note. The loan bears interest at 13% per year payable quarterly. As of December 31, 1998, the principal balance of the note was $2,100,000. The principal is due April 30, 1999. Messrs. Bradley, Sr. and Bradley, Jr. are officers and directors of CPS.

         Included in other assets is an unsecured note receivable for $55,000 from an officer of the Company. The note is due on July 1, 1999, bears no interest and may be prepaid at any time.

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         The estimated fair value of the Company's financial instruments are as follows:

                                                                           DECEMBER 31,
                                                    ------------------------------------------------------------
                                                             1998                             1997
                                                    -------------------------        ---------------------------
                                                    CARRYING                         CARRYING
                                                      VALUE        FAIR VALUE          VALUE          FAIR VALUE
                                                    --------       ----------        --------         ----------
Financial assets:
   Cash, restricted cash and cash equivalents       $  6,091         $  6,091        $  7,275          $  7,275
   Construction loans                                 38,652           38,652          69,052            69,052
   Residential loans held for sale                    78,911           79,903          45,472            46,707
   Commercial loans                                    6,099            6,099           3,677             3,677
    Residual interest in the securitization of
    Mortgage loans                                     3,534            3,534              --                --
Financial liabilities:
   Notes payable                                     113,527          113,527         112,016           112,016
   Drafts payable                                     11,681           11,681           5,425             5,425

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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Notes payable to affiliates: The carrying value reported in the balance sheet approximates current value based upon current investor yield requirements for similar instruments.

         Commitments to originate loans: The fair value is based on fees paid by the borrowers to obtain the loan and is not considered material.

(14) SEGMENT REPORTING

         In the fourth quarter of 1998, the Company adopted Statement of Financial Accounting Standards No.131, "Disclosures about Segments of Enterprise and Related Information" (FASB 131). FASB 131 supercedes FASB 14, "Financial Reporting for Segments of a Business Enterprise". FASB 131 replaces the "industry segment" approach with the "management approach". The management approach designates the segments identified by management within the organization that are regularly reviewed as to allocation of capital and operating performance. FASB 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of FASB 131 did not affect the Company's financial position or results of operations.

         The Company has four reportable segments, mortgage banking, sub-prime and prime mortgage lending, construction lending and commercial lending. The sub prime mortgage banking segment originates residential mortgage loans to borrowers who are unable to obtain financing from conventional mortgage sources due to credit problems or income qualification issues. The prime mortgage banking segment originates conventional and government guaranteed or insured mortgage loans. The construction lending operation lends to homebuilders for the construction of single family residences and to a lesser extent for the purchase of lots and acquisition and development of land for residential construction. The commercial lending operation lends to operators of rent to own or rental purchase businesses. All of the business segments operate within the U.S.

         The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The segment data includes charges for interest and taxes from the Parent, NAB Asset Corporation. Allocation between segments represents charges from the sub prime mortgage banking operation to the prime mortgage operation and the construction lending operation for administrative services. The charges are based upon an estimate of actual expenses incurred.

         The sub prime segment was acquired July 10, 1996. The prime mortgage lending segment was acquired August 31, 1997. The construction lending segment commenced operations December 30, 1997. The commercial lending operation commenced operations January 17, 1997.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Information concerning the operations of the segments is as follows (in thousands):

                                                Sub Prime      Prime
                                                Mortgage       Mortgage   Construction     Commercial
                                               Lending         Lending       Lending         Lending        Total
                                               --------       --------       --------       --------       --------
Year ended December 31, 1998

Revenues, other than interest                  $ 11,630       $ 16,459       $  1,116       $     14       $ 29,219
Interest income                                   3,797          3,175          4,978            940         12,890
Interest expense                                  2,769          3,383          4,205            164         10,521

Depreciation and amortization                       403            264             76             57            800

Segment profit                                      119          2,637            605            272          3,633

Other non-cash items
  Non-cash gain from
  Securitization of loans                         3,248             --             --             --          3,248
  Discount accretion                                 --             --             --            271            271
  Premium amortization                               --             --            383             --            383

Segment assets(1)                               100,680             --         30,772          8,362        139,814

Expenditures for fixed assets(1)                    413             --            105              5            523


                                                Sub Prime       Prime
                                                Mortgage       Mortgage     Construction   Commercial
                                                 Lending        Lending        Lending        Lending         Total
                                                --------       --------       --------       --------       --------
Year ended December 31, 1997

Revenues, other than interest                   $  8,847       $  4,516       $     --       $     33       $ 13,396
Interest income                                    2,009            729             29            611          3,378
Interest expense                                   1,531            863             20             --          2,414

Depreciation and amortization                        332             76             --              4            412

Segment profit                                     2,381            555              5            141          3,082

Other non-cash items

Premium amortization                                  --            383             --             --            383
Segment assets(1)                                 66,342             --         56,853          5,140        128,335

Expenditures for fixed assets(1)                     428             --             59             20            507



                                                Sub Prime        Prime
                                                Mortgage        Mortgage     Construction      Commercial
                                                Lending         Lending        Lending           Lending            Total
                                                --------        --------       ---------       -------------       --------
Year ended December 31, 1996

Revenues, other than interest                   $  1,088        $     --       $      --         $        --       $  1,088
Interest income                                      261              --              --                  --            261
Interest expense                                     172              --              --                  --            172

Depreciation and amortization                         91              --              --                  --             91

Segment profit  (loss)                              (404)             --              --                  --           (404)

Segment assets                                    14,544              --              --                  --         14,544

Expenditures for fixed assets                        138              --              --                  --            138

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(1) The Company has not disclosed separate asset information for the sub prime and prime mortgage segments because that information is not produced internally. The information provided for the sub prime segment includes the prime segment.

         The reconciliation of the segment information above to that as reported in the Company's Statement of Financial Condition and Statement of Operations is as follows (in thousands):

                                                     1998            1997            1996
                                                   --------        --------        --------

Revenues
Total revenues for reportable segments             $ 42,109        $ 16,774        $  1,349
Other revenues                                          178             113              65
Interest paid to segment from corporate                (142)             --              --
Elimination of intersegment revenues                   (100)            (32)             --
                                                   --------        --------        --------

    Total consolidated revenues                    $ 42,045        $ 16,855        $  1,414
                                                   ========        ========        ========


                                                     1998            1997            1996
                                                   --------        --------        --------
Interest Income
Total interest income for reportable
  segments                                         $ 12,890        $  3,378        $    261
Unallocated interest income                             178             113              62
Interest paid to segment from corporate                (142)             --              --
                                                   --------        --------        --------

Total consolidated interest income                 $ 12,926        $  3,491        $    323
                                                   ========        ========        ========

                                                     1998            1997            1996
                                                   --------        --------        --------
Interest Expense
Total interest expense for
  reportable segments                              $ 10,521        $  2,414        $    172
Unallocated interest expense                          2,289             389              --
Net interest paid to corporate from segments           (997)           (212)            (68)
                                                   --------        --------        --------


Total consolidated interest expense                $ 11,813        $  2,591        $    104
                                                   ========        ========        ========

                                                     1998            1997            1996
                                                   --------        --------        --------
Earnings (loss)
Total segment profit (loss)                        $  3,633        $  3,082        $   (404)
Unallocated amounts:
  Interest expense                                   (2,289)           (389)             --
  Corporate income                                      178             113              65
  Corporate expenses                                 (2,357)         (1,897)           (525)
  Net segment interest paid to corporate                997             212              68
                                                   --------        --------        --------

  Earnings (loss) from continuing operations       $    162        $  1,121        $   (796)
                                                   ========        ========        ========

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                         1998             1997             1996
                                                      ---------        ---------        ---------
Assets
Total assets for reportable segments                  $ 139,814        $ 128,335        $  14,544
Elimination of intersegment assets                           (8)              --               --
Elimination of corporate payables / receivables          (2,572)          (1,500)              --
Net assets of discontinued operation                         --               --              377
Other assets                                              3,565            2,284            2,983
                                                      ---------        ---------        ---------
    Total consolidated assets                         $ 140,799        $ 129,119        $  17,904
                                                      =========        =========        =========

         During 1998 approximately $5,619,000 or 13% of the Company's revenues were the result of sub-prime loan sales to one customer. During 1997 approximately $6,236,000 or 37% of the Company's revenues were the result of sub-prime loan sales to two customers.

(15) SUBSEQUENT EVENTS AND LIQUIDITY

         On March 29, 1999 NAB entered into a Payment Deferral Agreement with SFSC in which SFSC agreed to extend the maturity dates on NAB's $6,377,000 in notes payable to SFSC that were due June 30, 1999 to January 3, 2000. Additionally, SFSC agreed to defer interest payments on all notes due from NAB until January 3, 2000. The Company intends to pursue the refinancing of those notes with a third party. There can be no assurance that such refinancing can be accomplished and, if no financing is obtainable, that SFSC would agree to a further extension of the maturity dates.

         As of December 31, 1998 NAB had remaining indebtedness to CPS totaling $2,100,000. The note originally due December 31, 1998 has been extended to April 30, 1999. Since December 31, 1998 NAB has repaid $1,400,000 and has $700,000 remaining. In order to pay the remaining amount NAB must obtain cash from operations (which consists primarily of tax sharing payments from its subsidiaries), financing from third parties, sell existing assets, obtain more favorable terms under its various debt agreements or achieve a combination of the above. The Company is currently pursuing all of these alternatives and believes that the remaining amount due will be paid on a timely basis.

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

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  INDEX TO FINANCIAL STATEMENTS                                    PAGE
                                                                          ----
         Independent Auditors' Report                                       26
         Consolidated Balance Sheets as of December 31, 1998 and 1997       27
         Consolidated Statements of Operations for the years ended
                  December 31, 1998, 1997 and 1996                          28
         Consolidated Statements of Shareholders' Equity for the years
                  ended December 31, 1998, 1997 and 1996                    29
         Consolidated Statements of Cash Flows for the years ended
                  December 31, 1998, 1997 and 1996                          30
         Notes to Consolidated Financial Statements                         31

        FINANCIAL STATEMENT SCHEDULES

        None

     3. EXHIBITS

 2.1     Plan and Agreement of Merger dated February 7, 1996, by and among
         Consumer Portfolio Services, Inc., CPS Investing Corp., and Registrant
         (Incorporated by reference to Exhibit 2.1 to Form 8-K dated February
         28, 1996).

 3.1     Restated Articles of Incorporation (Incorporated by reference to
         Exhibit A to Appendix A to the Registrant's Proxy Statement dated April
         23, 1996).

 3.2 Restated By-laws (Incorporated by reference to Exhibit B to Appendix A to the Registrant's Proxy Statement dated April 23, 1996).

10.1     Employment Agreement dated December 1, 1996 between Registrant NAB
         Asset and Michael W. Caton (Incorporated by reference to Exhibit 10.8 to Form 10K dated December 31, 1996).

10.2     Employment Agreement dated December 1, 1996 between James E. Hinton and
         Mortgage Portfolio Services, Inc. (Incorporated by reference to Exhibit
         10.9 to Form 10K dated December 31, 1996).

10.4     $800,000 Promissory Note dated June 27, 1997 issued by Registrant to
         SFSC (Incorporated by reference to Exhibit 10.11 to Form 10Q dated
         September 30, 1997).

10.5 $5,000,000 Credit Line Note dated August 28, 1997 issued by Registrant to SFSC. (Incorporated by reference to Exhibit 10.12 to Form 10Q dated
         September 30, 1997).

10.6     $2,500,000 Promissory Note dated September 30, 1997 issued by
         Registrant to SFSC. (Incorporated by reference to Exhibit 10.13 to Form
         10Q dated September 30, 1997).

10.7     Asset Sale and Purchase Agreement dated as of December 23, 1997 between
         Pacific Southwest Bank and Construction Portfolio Funding, Inc.
         (Incorporated by reference to Exhibit 2.1 to Form 8K filed January 14,
         1998).

10.8     Rescission Agreement dated June 3, 1998 (but effective as of March 2,
         1998) among the Registrant, Consumer Portfolio Services, Inc., Charles
         E. Bradley, Sr., Charles E. Bradley, Jr., John Poole and Scott A.
         Junkin (Incorporated by reference to Exhibit 10.23 to Form 8K filed
         June 3, 1998

10.9     Third Restated Credit Agreement between Mortgage Portfolio Services,
         Inc. and Guaranty Federal Bank, F.S.B. dated June 30, 1998
         (Incorporated by reference to Exhibit 10.23 to Form 10Q dated June 30,
         1998)

10.10    $900,000 Promissory Note dated March 12,1998 issued by Registrant to
         SFSC (Incorporated by reference to Exhibit 10.24 to Form 10Q dated
         September 30, 1998)

10.11    $1,100,000 Promissory Note dated March 13,1998 issued by Registrant to
         SFSC (Incorporated by reference to Exhibit 10.25 to Form 10Q dated
         September 30, 1998)

10.12    $3,000,000 Promissory Note dated June 25,1998 issued by Registrant to
         CPS (Incorporated by reference to Exhibit 10.26 to Form 10Q dated
         September 30, 1998)

10.13    Debt Restructure Agreement dated as of August 13, 1998 between the
         Registrant and SFSC (filed herewith)

10.14 $500,000 Promissory Note dated September 25,1998 issued by Registrant to SFSC (Incorporated by reference to Exhibit 10.27 to Form 10Q dated
         September 30, 1998)

10.15    $800,000 Promissory Note dated October 23,1998 issued by Registrant to
         SFSC (Filed herewith)

10.16 Third Amendment to Warehousing Credit and Security Agreement dated as of December 15, 1998 between Construction Portfolio Funding, Inc. and
         Bank United. (Filed herewith)

10.17    Payment Deferral Agreement dated March 26, 1999 between Registrant and
         SFSC (filed herewith)

21.1     Subsidiaries of the registrant.

27       Financial Data Schedule.



(b).     REPORTS ON FORM 8-K

         A Form 8-K was filed on November 13, 1998 reporting the sale of approximately $28,000,000 in residential construction loans.

                                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      NAB ASSET CORPORATION


                      By:     /s/  Charles E. Bradley, Sr.
                              ------------------------------------------------
                              Charles E. Bradley, Sr.
                              Chairman of the Board/Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                Signature                                 Title                           Date
                ---------                                 -----                           ----
                                           Chairman of the Board                    March 29, 1999
   /s/  Charles E. Bradley, Sr.            Chief Executive Officer
   ------------------------------------    (Principal Executive Officer)
        Charles E. Bradley, Sr.

                                           President                                March 29, 1999
   /s/  Michael W. Caton                   Chief Operating Officer and
   ------------------------------------    Director
         Michael W. Caton

                                           Senior Vice President                    March 29, 1999
   /s/  Alan Ferree                        Chief Financial Officer
   ------------------------------------    (Principal Financial Officer)
         Alan Ferree


   /s/  Timothy G. Hanson                  Controller                               March 29, 1999
   ------------------------------------    (Principal Accounting Officer)
         Timothy G. Hanson


   /s/  Charles E. Bradley, Jr.            Director                                 March 29, 1999
   ------------------------------------
         Charles E. Bradley, Jr.


   /s/  James B. Gardner                   Director                                 March 29, 1999
   ------------------------------------
         James B. Gardner


   /s/  Jeffrey W. Kramer                  Director                                 March 29, 1999
   ------------------------------------
         Jeffrey W. Kramer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                DESCRIPTION
-------                               -----------
 2.1     Plan and Agreement of Merger dated February 7, 1996, by and among
         Consumer Portfolio Services, Inc., CPS Investing Corp., and Registrant
         (Incorporated by reference to Exhibit 2.1 to Form 8-K dated February
         28, 1996).

 3.1     Restated Articles of Incorporation (Incorporated by reference to
         Exhibit A to Appendix A to the Registrant's Proxy Statement dated April
         23, 1996).

 3.2 Restated By-laws (Incorporated by reference to Exhibit B to Appendix A to the Registrant's Proxy Statement dated April 23, 1996).

10.1     Employment Agreement dated December 1, 1996 between Registrant NAB
         Asset and Michael W. Caton (Incorporated by reference to Exhibit 10.8 to Form 10K dated December 31, 1996).

10.2     Employment Agreement dated December 1, 1996 between James E. Hinton and
         Mortgage Portfolio Services, Inc. (Incorporated by reference to Exhibit
         10.9 to Form 10K dated December 31, 1996).

10.4     $800,000 Promissory Note dated June 27, 1997 issued by Registrant to
         SFSC (Incorporated by reference to Exhibit 10.11 to Form 10Q dated
         September 30, 1997).

10.5 $5,000,000 Credit Line Note dated August 28, 1997 issued by Registrant to SFSC. (Incorporated by reference to Exhibit 10.12 to Form 10Q dated
         September 30, 1997).

10.6     $2,500,000 Promissory Note dated September 30, 1997 issued by
         Registrant to SFSC. (Incorporated by reference to Exhibit 10.13 to Form
         10Q dated September 30, 1997).

10.7     Asset Sale and Purchase Agreement dated as of December 23, 1997 between
         Pacific Southwest Bank and Construction Portfolio Funding, Inc.
         (Incorporated by reference to Exhibit 2.1 to Form 8K filed January 14,
         1998).

10.8     Rescission Agreement dated June 3, 1998 (but effective as of March 2,
         1998) among the Registrant, Consumer Portfolio Services, Inc., Charles
         E. Bradley, Sr., Charles E. Bradley, Jr., John Poole and Scott A.
         Junkin (Incorporated by reference to Exhibit 10.23 to Form 8K filed
         June 3, 1998

10.9     Third Restated Credit Agreement between Mortgage Portfolio Services,
         Inc. and Guaranty Federal Bank, F.S.B. dated June 30, 1998
         (Incorporated by reference to Exhibit 10.23 to Form 10Q dated June 30,
         1998)

10.10    $900,000 Promissory Note dated March 12,1998 issued by Registrant to
         SFSC (Incorporated by reference to Exhibit 10.24 to Form 10Q dated
         September 30, 1998)

10.11    $1,100,000 Promissory Note dated March 13,1998 issued by Registrant to
         SFSC (Incorporated by reference to Exhibit 10.25 to Form 10Q dated
         September 30, 1998)

10.12    $3,000,000 Promissory Note dated June 25,1998 issued by Registrant to
         CPS (Incorporated by reference to Exhibit 10.26 to Form 10Q dated
         September 30, 1998)

10.13    Debt Restructure Agreement dated as of August 13, 1998 between the
         Registrant and SFSC (filed herewith)

10.14 $500,000 Promissory Note dated September 25,1998 issued by Registrant to SFSC (Incorporated by reference to Exhibit 10.27 to Form 10Q dated
         September 30, 1998)

10.15    $800,000 Promissory Note dated October 23,1998 issued by Registrant to
         SFSC (Filed herewith)

10.16 Third Amendment to Warehousing Credit and Security Agreement dated as of December 15, 1998 between Construction Portfolio Funding, Inc. and
         Bank United. (Filed herewith)

10.17    Payment Deferral Agreement dated March 26, 1999 between Registrant and
         SFSC (filed herewith)

21.1     Subsidiaries of the registrant.

27       Financial Data Schedule.
