Form 10-K405/A
period 1998-12-31
NAB ASSET CORP
filed 1999-04-30
CIK 873458

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]   No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1999 was $5,410,000 based upon the closing price as of such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

       Title of Class                             Outstanding at March 22, 1999
                                                  -----------------------------
       Common Stock........................                 5,091,300


NAB Asset Corporation (the "Company") hereby amends its Annual Report on Form 10K for the year ended December 31, 1998 by the addition of items 10, 11, 12 and 13 as set forth below.

PART III

ITEM 10. DIRECTORS, OFFICERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers

                                     POSITION WITH THE COMPANY AND BUSINESS EXPERIENCE
NAME                      AGE                     DURING PAST FIVE YEARS
----------------------    -----    ------------------------------------------------------
Charles E. Bradley, Sr.    69      Chairman of the Board of Directors and Chief
                                   Executive Officer of NAB since June 1996. Chairman
                                   of the Board of CPS since its formation in March
                                   1991. Chairman of the Board of Chatwins Group,
                                   Inc. since 1988. One of the founders of Stanwich
                                   Partners, Inc. ("Stanwich"), a Connecticut
                                   investment firm which acquires controlling
                                   interest in companies in conjunction with the
                                   existing operating management of such companies,
                                   and has been President, Director and a shareholder
                                   of that company since its formation in 1982.
                                   President and a director of Reunion Industries,
                                   Inc. since June 1995. Director of CPS, Zydeco
                                   Energy Corporation, Audits & Surveys Worldwide,
                                   Inc., DeVieg-Bullard, Inc., Chatwins Group, Inc.,
                                   General Housewares Corp., Reunion Industries,
                                   Inc., Sanitas, Inc., and Texon Energy Corporation.
                                   Father of Charles E. Bradley, Jr.

Charles E. Bradley, Jr.    39      Director of NAB since June 1996. President and
                                   Director of CPS since its formation in March 1991.
                                   In January 1992, appointed Chief Executive Officer
                                   of CPS. Director of Chatwins Group, Inc., Texon
                                   Energy Corporation and Thomas Nix Distributor,
                                   Inc. Son of Charles E. Bradley, Sr.

Michael W. Caton           57      President, Chief Operating Officer and a Director
                                   of NAB since June 1996. From 1995 to 1996 as a
                                   consultant, developed business and strategic plans
                                   for and organized MPS. Organizing founder,
                                   President and Chief Executive Officer of Crescent
                                   Bank & Trust, Crescent Banking Company, from 1988
                                   to 1995.

James B. Gardner           64      Director of NAB since November 1996. Managing
                                   Director of Service Asset Management Company since
                                   May 1994. President and Chief Executive Officer of
                                   Pacific Southwest Bank F.S.B. from November 1991
                                   to April 1994. Retired Vice Chairman of Banc One,
                                   Texas, NA. Director of Century Telephone
                                   Enterprises, Inc., and Ennis Business Forms, Inc.

Jeffrey W. Kramer          34      Director of NAB since February 1998. Vice
                                   President of Nomura Securities International, Inc.
                                   beginning April 1998. Director of Black Diamond
                                   Advisors, Inc., from 1996 to April 1998. Black
                                   Diamond Advisors, Inc. is an investment and
                                   merchant banking concern. From 1987 to 1996 served
                                   in various capacities in the asset finance group
                                   at Financial Security Assurance, Inc.

Alan Ferree                40      Senior Vice President, Chief Financial Officer and
                                   Secretary of the Company since January 1997. From
                                   1995 to 1996 Senior Vice President of Pacific
                                   Southwest Bank in Dallas, Texas. From 1994 to 1995
                                   he was an independent consultant. From 1989 to
                                   1994 he was Executive Vice President of wholesale
                                   banking for Bluebonnet Savings Bank FSB in Dallas,
                                   Texas.

James E. Hinton            48      President of Mortgage Portfolio Services, an 81%
                                   owned subsidiary of the Company since 1996. From
                                   1992 to 1996 he served as Executive Vice President
                                   in charge of the mortgage banking division of
                                   Pacific Southwest Bank in Dallas, Texas.


Board and Committee Meetings

        The Board of Directors met three times during the 1998 fiscal year. Standing committees of the Board include an Audit Committee and a Compensation Committee, both of which met concurrently with the Board of Directors during the period. The audit committee held one additional meeting in 1998.

        The Audit Committee is comprised of Messrs. Gardner (Chairman), and Kramer. All members are non-employee directors. The Committee addresses matters which include, among other things, (1) making recommendations to the Board of Directors regarding engagement of independent auditors, (2) reviewing with the Company's financial management the plans for, and results of, the independent audit engagement, (3) reviewing the adequacy of the Company's system of internal accounting controls, (4) monitoring the Company's internal audit program to assure that areas of potential risk are adequately covered and (5) reviewing legal and regulatory matters that may have a material impact on the Company's financial statements.

        The Compensation Committee is comprised of Messrs. Gardner (Chairman), and Kramer. All members are non-employee directors. The Committee's primary functions are to determine remuneration policies applicable to the Company's executive officers and to determine the bases of the compensation of the Chief Executive Officer, including the factors and criteria on which such compensation is to be based.

        During the last fiscal year, each incumbent director other than Mr. Bradley, Jr. attended all meetings of the Board of Directors and all meetings of committees of the Board on which he served. Mr. Bradley, Jr. attended one meeting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires Company's directors and executive officers, and holders of more than 10% of the Company's Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such officers, directors and 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        Based solely on its review of such forms that it received, or written representations from reporting persons that no Forms 5 were required for such person, the Company believes that, during fiscal 1998, the Section 16(a) filing requirements under Section 16(a) of the Exchange Act were satisfied on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

        The following table sets forth all compensation earned during 1996, 1997 and 1998 by (1) the Company's Chief Executive Officer, (2) all other persons who are or may be deemed to be current executive officers of the Company and (3) the two most highly compensated former executive officers of the Company who served as such until June 1996.

                                                                           Long Term
                                                                          Compensation
                                        Annual Compensation                  Awards
                               -----------------------------------------  ------------
                                                                           Securities
                                                                           Underlying      All other
                               Fiscal                                       Options/      Compensation
                                Year         Salary ($)   Bonus ($) (1)     SAR's #       ($) (2) (3)
                               -------      -----------  ---------------  ------------   ---------------
Charles E. Bradley, Sr            1998        121,873             --             --             --
                                  1997        100,000             --             --             --
                                  1996         42,000             --             --             --

Michael W. Caton                  1998        210,000             --             --        270,600
                                  1997        185,000         50,000             --          6,600
                                  1996        108,000         80,000             --          3,300

Alan Ferree                       1998        130,000             --             --         25,000
                                  1997        120,000         45,000             --             --
                                  1996             --             --             --             --

James E. Hinton                   1998        225,000             --             --          6,600
                                  1997        175,000         90,000             --          6,600
                                  1996        144,000             --             --             --

Michael A. Hrebenar
President and Chief
Executive Officer
  until June 1996                 1996        111,708             --             --             --

Richard A. Durnham
Executive
Vice President
  until June 1996                 1996         81,902             --             --             --


(1) Cash bonuses for services rendered have been listed in the year earned.

(2) Car allowances are provided to Mr. Caton and Mr. Hinton at the rate of $6,600 annually.

(3) Termination of Stock Option Plans

        In June 1996 the Board of Directors adopted, subject to shareholder approval, the 1996 Incentive Stock Option Plan (the "Incentive Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan"). The Incentive Plan provided for, among other things, the grant to key employees of the Company of options to purchase shares of NAB Common Stock. The Director Plan provided for, among other things, the grant of options to purchase shares of NAB Common Stock to directors of the Company who were not also employees of the Company.

        In September 1997 the Board of Directors terminated the Incentive Plan and the Director Plan, and, by agreement with the optionees, terminated all outstanding options under both plans. Accordingly, the Company currently has no employee or director stock option plans, and there are no currently outstanding stock options held by any employee or director.

        In April 1998 the Board of Director's authorized the Company to make payments as compensation in lieu of the options. In each case, the amount of the payment was determined by multiplying the number of shares subject to the option by the amount by which $5.00 exceeded the applicable per share option exercise price. In 1998, Mr. Caton was paid $264,000 and Mr. Ferree was paid $25,000.

        Remaining payments due to Messrs. Caton and Ferree of $132,000 and $50,000 respectively, are subject to their continued employment with the Company.

        Employment Agreements

        Mr. Caton has an Employment Agreement with NAB pursuant to which he is serving as President of the Company for a term that ends on June 30, 1999 and for a salary at the following annual rates: $160,000 for 1996; $185,000 for 1997; and $210,000 during the period from January 1, 1998 through June 30, 1999. Under the agreement, he receives a car allowance of $550 per month and is eligible to receive a bonus each year in an amount up to 50% of his salary for such year, as determined by the Board of Directors. The agreement also provides for the payment to him of an amount equal to 5% of the aggregate increase, if any, in the value of NAB's equity investments in its subsidiaries, measured as of the earlier of June 30, 2001 or the end of the month prior to the month in which his employment terminates. If his employment with NAB is terminated without cause or because of disability, NAB is obligated to continue to pay him the salary specified in the agreement for a period ending on the later to occur of June 30, 1999 or the first anniversary of the date of his termination, except that, in the case of disability, the salary continuation is reduced by the amount of any benefits he receives from disability insurance provided by NAB.

        Mr. Hinton has an Employment Agreement with MPS, pursuant to which he is serving as President and Chief Executive Officer of MPS for a salary at the current rate of $225,000 per year. Under the agreement, he receives a car allowance of $550 per month and is eligible to receive an annual bonus at the discretion of the Board of Directors of MPS. If his employment with MPS terminates without cause or because of disability, MPS is obligated to continue to pay him the salary for a period ending on the first anniversary of the date of his termination, except that, in the case of disability, the salary continuation is reduced by the amount of any benefits he receives from disability insurance provided by MPS.

        MPS Incentive Plan Restructure

        In 1997, the Company entered into agreements with the executives of MPS, including Mr. Hinton that granted options to them, exercisable only if certain conditions are satisfied, to acquire up to 20% of the authorized common shares of MPS. The number of shares to be issued pursuant to the agreements was dependent upon several factors, including the future earnings and value of MPS.

        On June 26, 1998 the Company, MPS and the MPS executives entered into a Restructure Agreement that terminated the options. In exchange for the termination of the options the Company entered into a deferred compensation arrangement with the executives that requires the Company to pay annual installments of $1,121,000, $1,101,000 and $1,101,000 in the years 1999, 2000 and 2001, respectively, to them subject to continuous continues employment with the Company. If an MPS executive is terminated without cause all remaining amounts due to such executive under the deferred compensation arrangement becomes immediately payable. Mr. Hinton's portion of the annual installments, assuming continued employment, totals $442,333, $422,333 and $422,333 for 1999, 2000 and 2001, respectively.

        The Company also granted loans totaling $3,040,000 to the MPS executives repayable in three equal annual installments, plus interest at 5.7% per annum, beginning June 30, 1999. The loans are secured by the MPS shares owned by each executive, which aggregates approximately 19% of the outstanding shares of MPS. If the executive terminates for any reason prior to the end of the three-year period, all remaining amounts under the note become immediately payable. Mr. Hinton's loan from the Company totals $1,200,000.

        Compensation of Directors

        Directors who are officers or employees of the Company do not receive any additional compensation for serving as directors or as members of committees of the Board of Directors. Directors who are not officers or employees of the Company each receive a annual retainer of $15,000 and a fee of $750 for each meeting of the Board of Directors or committee of the Board of Directors which he attends. Directors are reimbursed for out-of-pocket costs incurred in connection with attending meetings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

        During the last fiscal year, the Compensation Committee of the Board of Directors was composed of Messrs. James B. Gardner and Jeffrey W. Kramer. None of these persons at any time has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among the Company's executive officers, members of the Committee or entities whose executives serve on the Board or the Committee that require disclosure under applicable regulations promulgated by the Securities and Exchange Commission ("SEC").

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        The Compensation Committee of the Board of Directors provides advice and recommendations to the Board of Directors concerning the salaries and bonuses of the officers of NAB. The Board of Directors approves those salaries and bonuses. This report describes the policies and principals, which shape the structure of NAB's executive compensation program.

        NAB's executive compensation program is structured to achieve the following objectives:

- to attract, retain and motivate highly qualified, energetic and talented executives; remove

- to create an incentive to increase stockholder returns by establishing a direct and substantial link between individual compensation and certain financial measures which have a direct effect on stockholder values, and;

- to create substantial long-term compensation opportunities for individual executive officers based not only on long-term corporate performance but also on sustained long-term individual performance.

        To achieve its compensation objectives, NAB has structured an executive compensation program using a combination of short-term and long-term elements:
(i) annual salary, (ii) annual bonus, and (iii) in some cases, long-term contingent performance bonuses. In addition, the executive officers of NAB are eligible to receive other benefits such as medical benefits, which are generally available to employees of NAB and its subsidiaries.

        In structuring the specific components of executive compensation, NAB is guided by the following principles:

- annual compensation should be set within reasonable ranges of the annual compensation for similar positions with similarly sized and types of companies, which engage in, one or more of the principal businesses in which NAB engages.

- bonus payments should vary with the individual's performance and NAB's financial performance; and

- a significant portion of compensation should be in the form of long-term incentive compensation which aligns the interests of executives with those of the stockholders and which creates rewards for long-term sustained company performance and the achievements of NAB's strategic objectives and to the extent that a recipient exercises options which have vested by the achievement of performance goals.

THE COMPENSATION COMMITTEE
James B. Gardner
Jeffrey W. Kramer

        CEO Compensation

        In 1998 NAB's current Chief Executive Officer (Mr. Bradley, Sr.) received a salary at the rate of $125,000 per year. During 1998 he did not receive a bonus or participate in any employee benefit programs of NAB. The salary of the Chief Executive Officer was within or below the Compensation Committee's salary range guidelines and objectives for the Company's officers.

COMPANY STOCK PERFORMANCE

        The following graph shows a comparison, for the period June 6, 1996 through December 31, 1998, of the cumulative total return for the Company as compared to the NASDAQ Composite Index and the NASDAQ Financial Industry Index . Prior to June 6, 1996 the Company was engaged in a business (real estate ownership and management) which is unrelated to its current business (financial services). Further, the Company's management changed completely on June 6, 1996, as part of a reorganization. The Company believes therefore that a comparison covering the period prior to June 6, 1996 would not be meaningful and could be misleading.



[GRAPH]


                    COMPARISON OF CUMULATIVE TOTAL RETURN OF
                      COMPANY, PEER GROUP AND BROAD MARKET


                  NAB ASSET          NASDAQ            NASDAQ MARKET
                  CORPORATION        FINANCIALS        INDEX
6/6/96                 100               100               100
6/30/96             132.11            100.19             95.63
9/30/96             120.96             108.7             98.54
12/31/96            227.82            120.64            103.22
3/31/97             176.15            125.86             97.66
6/30/97             154.42            146.57            115.54
9/30/97             146.79            171.02            134.71
12/31/97            120.96            185.15            126.22
3/31/98             190.83            195.15            147.93
6/30/98             139.45            190.15            151.75
9/30/98             102.75            157.98            136.76
12/31/98             88.07            178.17            177.79

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth the number and percentage of shares of NAB Common Stock (its only class of voting securities) owned beneficially as of April 15, 1999 (i) by each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) by each director and executive officer of the Company, and (iii) by all directors and executive officers of the Company as a group. The table also sets forth the business address of each such 5% beneficial owner. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

                                                                         Percent of Class
         Name and Address                    Number of Shares Owned     Beneficially Owned
--------------------------------------       ----------------------     ------------------
Charles E. Bradley, Jr
c/o Consumer Portfolio Services, Inc.
16355 Laguna Canyon Road
Irvine, CA 92618                                   1,934,706(1)                38.00%

Charles E. Bradley, Sr
C/o Stanwich Partners, Inc.
One Stamford Landing
62 Southfield Avenue
Stanford, CT 06902                                 1,934,706(1)                38.00%

Michael W. Caton                                          --                       *

James B. Gardner                                         500                       *

Jeffrey W. Kramer                                         --                       *

Alan Ferree                                               --                       *

James E. Hinton                                           --                       *

All officers and directors as a group
(eight persons)                                    1,935,206(2)                38.00%

Consumer Portfolio Services, Inc.
16355 Laguna Canyon Road
Irvine, CA 92618                                   1,934,706                   38.00%

Thomas F. Steyer, et al
C/o Farallon Capital Management, L.L.C
One Maritime Plaza, Suite 1325
San Francisco, CA 94111                              283,832(3)                 5.57%

Greenhaven Associates, Inc.
Three Manhattanville Road
Purchase, N.Y. 10577                                 417,825(4)                 8.21%

Central National-Gottesman, Inc.,
et al
Three Manhattanville Road
Purchase, N.Y. 10577                                 339,825(5)                 6.67%


* Indicates less than 1%

(1) These shares are owned by Consumer Portfolio Services, Inc. ("CPS"). The named individual may be deemed to be a beneficial owner of such shares because he is an executive officer and a director of CPS.

(2)  Includes the shares as to which note (1), above, applies.

(3) Farallon Partners, L.L.C. ("FPLLC") is the general partner of 5 partnerships which collectively own 250,849 shares of NAB Common Stock (the "Partnerships' Shares") for their own accounts. Farallon Capital Management, L.L.C. ("FCMLLC") is an investment advisor to certain managed accounts which collectively own 32,983 such shares (the "Managed Account Shares"). As managing members of FPLLC and FCMLLC, Enrique H. Boilini, David I. Cohen, Joseph F. Downes, William F. Duhamal, Jason M. Fish, Richard B. Fried, William F. Mellin, Stephen L. Millham, Meridee A. Moore and Thomas F. Steyer have shared voting and investment power as to, and may be deemed to be beneficial owners of, the Partnership's Shares and the Managed Account Shares for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 ("Rule 13d-3"). As a managing member of FPLLC, Fleur
     E. Fairman has shared voting and investment power as to, and may be deemed to be the beneficial owner of, the Partnerships' Shares for purposes of Rule 13d-3. Each of such individuals has disclaimed beneficial ownership of such shares. The foregoing information is based solely upon the information contained in the joint Amendment No. 11 to Schedule 13D dated March 1, 1999, filed with the Securities and Exchange Commission (the "SEC") by FPLLC, FCMLLC, the individuals referred to in this Note (3) and certain others.

(4) Greenhaven Associates, Inc. ("Greenhaven"), an investment adviser under the Investment Advisers Act of 1940 that is owned and controlled by Edgar Wachenheim, III, has sole voting and investment power with respect to 131,025 such shares and shared investment power with respect to 286,800 such shares held in other customers' accounts managed by Greenhaven. No such client has an interest that relates to more than 5% of the outstanding shares of Common Stock. The above information is based upon information contained in Amendment No. 7 to a Schedule 13G dated January 13, 1998, filed with the SEC by Greenhaven.

(5) The following entities and individuals have filed with the SEC a joint Amendment No. 3 to Schedule 13G dated January 30, 1997 as to these shares:
     Central National Gottesman, Inc., Asgot Securities, Inc., Central National Gottesman Profit Sharing Trust, Sue and Edgar Wachenheim Foundation, Cenwac Securities, Inc., Cenro Corporation, Sejak Corporation, Edgar Wachenheim III, James G. Wallach, Kate W. Cassidy, Kenneth L. Wallach and Mary & James
     G. Wallach Foundation. The filing states that all persons and entities making the filing have shared power to vote and dispose of the shares covered by such filing, except that Mr. Wachenheim has sole power to vote and dispose of 21,375 of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In July 1996 the Company (1) purchased from CARS USA, Inc. ("CARS") 80% of the common stock and 100% of the preferred stock of CARS for a total of $500,000 and (2) made a $1,000,000 subordinated loan to CARS. Mr. Charles E. Bradley, Jr., a NAB director, then owned a 10% equity interest in CARS. In June, 1997, after CARS had incurred losses of approximately $1,384,000, the Company sold its debt and equity interests in CARS to a company owned by Mr. Bradley, Sr., and Mr. Bradley, Jr., for a purchase price of $1,500,000, consisting of $200,000 in cash and a $1,300,000 promissory note. On August 13, 1998, the Company entered into a Debt Restructure Agreement with Stanwich Financial Services, Corp. ("SFSC") a corporation owned 42.5% by Charles Bradley, Sr. and 42.5% by Charles Bradley, Jr., in which, among other things the note due from the sale of CARS was exchanged for a corresponding reduction in the Company's indebtedness to SFSC.

        Mr. Gardner provides consulting services to the Company and a subsidiary of the Company. A total of $22,000 and $14,000 were paid to Mr. Gardner in 1998 and 1997 respectively, for those services.

        In June 1998 the Company granted a loan to Mr. Hinton totaling $1,200,000 repayable in three equal annual installments, plus interest at 5.7% per annum, beginning June 30, 1999.
The loan is secured by the MPS shares owned by Mr. Hinton.

        In September 1998 the Company borrowed $500,000 from SFSC pursuant to an unsecured promissory note. The loan was paid off in 1998.

               In October 1998 the Company borrowed $800,000 from SFSC pursuant to an unsecured promissory note. The loan was paid off in 1998.

        At December 31, 1998, the Company had indebtedness to SFSC and CPS under notes and a line of credit in the total principal amount of $12,877,000 summarized as follows:

Payee      Type               Original Date               Maturity               Balance         Rate
-----      ----               -------------               --------               -------         ----
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

        Proceeds from the borrowings were used to invest in the Company's subsidiaries. All loans require the payment of interest quarterly with principal due at maturity. The proceeds from the line of credit executed on August 28, 1997 are limited to usage at MPS. The total commitment is $5,000,000 of which $3,500,000 has been drawn. Each note may be prepaid, partially or in full, without penalty at any time. Any partial repayment may not be re-borrowed. Messrs. Bradley, Sr., Bradley, Jr., are officers and directors of CPS.

        On March 29, 1999 NAB entered into a Payment Deferral Agreement with SFSC in which SFSC agreed to extend the maturity dates on NAB's $6,377,000 in notes payable to SFSC that were due June 30, 1999 to January 3, 2000. Additionally, SFSC agreed to defer interest payments on all notes due from NAB until January 3, 2000.

        NAFCO, Inc. and Construction Portfolio Funding, Inc. ("CPFI") are subsidiaries of the Company. Mr. Caton owns 5% of the outstanding common stock of NAFCO, Inc. and 5.38% of the outstanding common stock of CPFI. Mr. Ferree owns 3.50% of the outstanding common stock of CPFI.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NAB ASSET CORPORATION

Date: April 30, 1999                    /s/ Charles E. Bradley, Sr.
                                        ---------------------------------

                                        Charles E. Bradley, Sr.
                                        Chief Executive Officer,
                                        Chairman of the Board

Date: April 30, 1999                    /s/ Alan Ferree
                                        ---------------------------------

                                        Alan Ferree
                                        Senior Vice President,
                                        Chief Financial Officer