Form 10-Q
period 1999-03-31
NAB ASSET CORP
filed 1999-05-17
CIK 873458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly Period ended  March 31, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from                  to
                                               ----------------    -------------

Commission file number 0-19391


                              NAB ASSET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Texas                                        76-0332956
----------------------------------------           -----------------------------
       (State of Incorporation)                          (I.R.S. Employer
                                                      Identification Number)

23361 Madero, Suite 200, Mission Viejo, CA                     92691
------------------------------------------           ---------------------------
 (Address of principal executive offices)                    (Zip code)


       Registrant's telephone number, including area code: (949) 465-0244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of April 30, 1999, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              NAB ASSET CORPORATION
                                and Subsidiaries
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)
                                   (unaudited)

                                                           March 31,       December 31,
                                                              1999            1998
                                                           ---------       -----------
                                     Assets
Cash and cash equivalents                                  $     645       $   2,139
Restricted cash                                                3,767           3,952
Receivables:
     Construction loans, net                                  34,388          38,652
     Residential mortgage loans held for sale                 66,789          78,911
     Commercial loans held for investment, net                 6,314           6,099
     Loans to officers                                         3,040           3,040
     Other receivables                                           954           1,449
Residual interest in securitization of mortgage loans          3,559           3,534
Property and equipment, net                                    1,019           1,151
Costs in excess of net assets acquired, net                      578             641
Other assets                                                   1,748           1,231
                                                           ---------       ---------
           Total assets                                    $ 122,801       $ 140,799
                                                           =========       =========

                      Liabilities and Shareholders' Equity

Liabilities:
Warehouse lines of credit                                     81,709         100,650
Notes payable to affiliates                                   11,477          12,877
Drafts payable                                                15,773          11,681
Accounts payable and accrued expenses                          4,488           5,250
Other liabilities                                              1,145           1,123
                                                           ---------       ---------
          Total liabilities                                  114,592         131,581
                                                           ---------       ---------
Minority interest                                                559             619

Shareholders' equity:
Common stock: $.10 par value, 30,000,000
     Authorized shares:
     5,091,300 shares issued and outstanding at
     March 31, 1999 and December 31, 1998                        509             509
Additional paid-in capital                                     7,815           7,815
Retained earnings (deficit)                                     (674)            275
                                                           ---------       ---------
          Total shareholders' equity                           7,650           8,599
                                                           ---------       ---------
                                                           $ 122,801       $ 140,799
                                                           =========       =========

      See accompanying notes to unaudited consolidated financial statements

                              NAB ASSET CORPORATION
                                and Subsidiaries
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                    Three months ended March 31,
                                                   -----------------------------
                                                      1999               1998
                                                   -----------       -----------
Revenues:
     Gains on sales of loans                       $     3,544       $     4,331
     Interest income                                     2,376             2,892
     Origination and other fee income                    2,409             2,290
                                                   -----------       -----------
          Total revenues:                                8,329             9,513
                                                   -----------       -----------
Costs and expenses:
     Compensation and benefits                           5,349             4,656
     Interest expense                                    1,928             2,648
     General and administrative                          1,906             1,796
     Minority interest in earnings (loss)                  (60)              157
                                                   -----------       -----------
          Total costs and expenses                       9,123             9,257
                                                   -----------       -----------

Earnings (loss) before cumulative effect of
  change in accounting principle                          (794)              256


Cumulative effect of change in accounting
  principle                                               (155)               --
                                                   -----------       -----------
Earnings (loss)                                    $      (949)      $       256
                                                   ===========       ===========
Basic and diluted earnings (loss) per share:

  Before cumulative effect of change in
    accounting principle                           $     (0.16)      $      0.05

  Cumulative effect of change in accounting
    principal                                      $     (0.03)      $        --
                                                   -----------       -----------

  Earnings (loss) per share                        $     (0.19)      $      0.05
                                                   ===========       ===========

Weighted average number of  common and common
  equivalent shares outstanding                      5,091,300         5,091,300
                                                   ===========       ===========

      See accompanying notes to unaudited consolidated financial statements

                              NAB ASSET CORPORATION
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                  Three months ended
                                                                      March 31,
                                                               -----------------------
                                                                 1999            1998
                                                               --------       --------
Cash flows from operating activities:
     Net earnings (loss)                                       $   (949)      $    256
        Adjustments to reconcile net earnings  (loss) to
           net cash from (used by) operating activities:
        Amortization of net interest receivable account             310             --
        Deposits to overcollateralization account                  (335)            --
        Depreciation and amortization                               381            114
        Minority interest                                           (60)           223
        Provision for credit losses                                 121             73
        Net changes in:
          Residential mortgage loans originated,
            purchased and sold                                   12,122        (17,683)
          Restricted cash                                           185         (1,296)
          Other receivables                                         495            (93)
          Drafts payable                                          4,092          5,756
          Other liabilities                                          22            192
          Other assets                                             (660)          (103)
          Accounts payable and accrued expenses                    (769)         1,274
                                                               --------       --------
            Net cash from (used by) operating activities         14,955        (11,287)

Cash flows from investing activities:
     Construction loans originated                              (13,747)       (42,328)
     Principal collections on construction loans                 17,901         46,213
     Commercial loans purchased and originated                   (1,151)          (458)
     Principal collections on commercial loans                      925            249
     Purchases of  property and equipment                           (36)           (95)
                                                               --------       --------
            Net cash from (used by) investing activities          3,892          3,581

Cash flows from financing activities:
     Net borrowings under (repayments of) warehouse lines
       of credit                                                (18,941)         8,691
     Principal payments on notes payable to affiliates           (1,400)            --
                                                               --------       --------
           Net cash from (used by) financing activities         (20,341)         8,691
                                                               --------       --------
Net increase (decrease) in cash and cash equivalents             (1,494)           985
Cash and cash equivalents at beginning of period                  2,139          3,620
                                                               --------       --------
Cash and cash equivalents at end of period                     $    645       $  4,605
                                                               ========       ========
Supplement disclosure of cash flow information:
     Cash paid during the period for interest                  $  1,628       $  1,826
                                                               ========       ========

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

(2)     BASIS OF FINANCIAL STATEMENT PRESENTATION

        The consolidated balance sheet of the Company as of March 31, 1999, the related consolidated statements of operations for the three month periods ended March 31, 1999 and 1998 and the related statements of cash flows for the three month periods ended March 31, 1999 and 1998 are unaudited. These statements reflect, in the opinion of management, all material adjustments consisting only of normal recurring accruals necessary for a fair presentation of the consolidated balance sheet of the Company as of March 31, 1999, and results of consolidated operations for the three month periods ended March 31, 1999 and 1998 and the consolidated cash flows for the three month periods ended March 31, 1999 and 1998. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 1999.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and therefore do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on SEC form 10-K for the year ended December 31, 1998.

        On January 1, 1999 the company adopted Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred and currently expense net amounts previously capitalized. The Company wrote off $155,000 in organizational costs effective January 1, 1999 as a cumulative effect of a change in accounting principle as described in Accounting Principles Board (APB) Opinion No. 20, Accounting Changes.

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

(3)     SEGMENT REPORTING

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

        The following is a summary of the results of operations by business line for the three months ended March 31, 1999 as compared to March 31, 1998 (in thousands):

                                         Revenue (Expense)
                                            From Other
Business Line         External Revenue    Operating units        Net Income        Total Assets
-------------         ----------------    ---------------     ---------------   -------------------
                        1999    1998      1999      1998      1999       1998     1999       1998
                      ------   ------     ----      ----    --------  -------   --------   --------
Residential
mortgage
banking-sub-prime(1)  $2,469   $3,448     $ 25      $ 25    $(1,032)  $   692   $ 86,872   $ 83,327
Residential
mortgage
banking-prime (1)      4,728    4,260       --        --        601       613        N/A        N/A
Residential
construction lending     879    1,601      (25)      (25)       143       180     27,041     55,524
Commercial lending       245      176       --        --         80         1      8,688      5,938
Corporate and
intercompany
eliminations             (17)       3       --        --       (586)   (1,230)       200        722
                      ------   ------     ----      ----    -------   -------   --------   --------
Total                 $8,304   $9,488     $ --      $ --    $  (794)  $   256   $122,801   $145,511
                      ======   ======     ====      ====    =======   =======   ========   ========

------------------
(1) The Company has not disclosed separate asset information for the sub prime and prime mortgage segments because that information is not produced internally. The information provided for the sub prime segment includes the prime segment.

PART II - OTHER INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

        NAB is a financial services company engaged in four reportable segments, sub-prime and prime residential mortgage banking, residential construction lending and commercial finance. The residential mortgage banking business is conducted through a majority owned subsidiary, Mortgage Portfolio Services, Inc.
(MPS). MPS originates, acquires and sells prime and sub-prime mortgage loans. The prime segment of MPS is operated as a division, Pacific American Mortgage (PAMCO). The residential construction lending business is conducted through a majority owned subsidiary, Construction Portfolio Funding, Inc. (CPFI) which originates and holds for investment single family residential construction loans to homebuilders and to a lesser extent lots, model homes and acquisition and development projects for those homebuilders. The commercial finance operation (NAFCO) provides financing to operators of rent-to-own or rental purchase retailers.

        FINANCIAL CONDITION

        MORTGAGE BANKING

        Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated. Prices received for the Company's sub-prime production declined in excess of 200 basis points. The Company, in response, has entered into forward commitments for its sub-prime production, lowered the prices it paid for its wholesale and correspondent production and reduced its workforce in certain production related departments. As a result of lowering its prices and reducing its workforce, the Company's sub-prime loan production has declined. The reduced levels of gains from loan sales and origination volume were insufficient to cover the operating expenses of the sub-prime operation for the first quarter of 1999.

        At March 31, 1999 and December 31, 1998 residential mortgage loans held for sale totaled $66,789,000 and $78,911,000. Of these amounts $45,125,000 and $50,828,000, respectively were conventional and government insured or guaranteed loans (prime) and $21,664,000 and $28,083,000, respectively were sub-prime loans.

        The prime loans are sold individually to large mortgage bankers or financial institutions. The Company represents and warrants to the investor that the loans were underwritten to the appropriate guidelines. The sub-prime loans held for sale are being sold through a forward commitment totaling $100,000,000 and on a competitive bid basis. The Company generally represents and warrants to the investor that each sub-prime loan was underwritten to the Company's guidelines and that the borrowers financial position is the same at the date of delivery to the investor as the origination date. The Company also agrees to reimburse the investor a portion of the sale premium if the loan pays in full over a period of generally one year. The Company defers a portion of the sale premium, which reduces the gain recorded on each loan sale, to cover the potential liability resulting from the warranties given to the investor.

        At March 31, 1999 the liability as a result of the warranties given to the purchasers of the Company's prime and sub-prime loans totaled $845,000 as compared to $830,000 at December 31, 1998. Additions to the prepayment liability totaled $218,000 for the three months ended March 31, 1999 and $303,000 for the three months ended March 31, 1998. Such additions are netted against the gain at the time of the loan sale.

        Construction loans to individuals (one-time closings) totaled $8,501,000 and $9,466,000 at March 31, 1999 and December 31, 1998, respectively. These loans are originated by the PAMCO operation and are included in construction loans in the consolidated balance sheets.

        Securitization

        In June 1998 the Company, through MPS, securitized approximately $51,000,000 of sub-prime mortgage loans. MPS retained the servicing responsibilities for the loans. The performance of the loans underlying the security through March 31, 1999 is as follows:

                                               Fixed Rate        Adjustable Rate
                                               -----------       ---------------
Remaining principal                            $25,058,000         $20,339,000
Annualized prepayment rates                          12.5%               17.0%
Cumulative losses                                      --                  --
Delinquencies (over 30 days)                          8.0%                8.6%
Cumulative principal amount of
  loans foreclosed or in foreclosure           $  830,000          $   254,000

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

        The residual interests in the securitization of loans represents the sum of 1) the net interest receivable (NIR) which is the present value of the difference between the contractual interest rates on the loans and the rate paid to the buyer or bondholder using various prepayment, discount rate and loss assumptions and 2) the overcollateralization account, which is the excess monthly cash flows, other than servicing revenues, that are required to be maintained with the trustee until certain overcollateralization levels are met. The residual interest is accounted for as a trading security and as such is recorded at its estimated fair value. The Company is not aware of an active market for the purchase or sale of the residual interests. Accordingly, the Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved.

        The residual interests in the securitization consists of the following:

                                 March 31, 1999   December 31, 1998
NIR                                $2,589,000        $2,900,000
Overcollateralization account         970,000           634,000
                                   ----------        ----------
                                   $3,559,000        $3,534,000
                                   ==========        ==========

        At March 31, 1999 the assumptions used in the valuation of the residual interests were as follows:

Discount rate                                                               12%
Weighted average life of fixed rate loans                            4.27 years
Weighted average life of adjustable rate loans                       3.47 years
Prepayment speeds- fixed rate loans                          Ramp up to 20% CPR
Prepayment speeds- adjustable rate loans                     Ramp up to 25% CPR
Cumulative losses, net of losses covered by the
  pool policy                                                               .2%
Delinquencies (over 30 days)                                                10%

        CONSTRUCTION LENDING

        Loans receivable

        At March 31, 1999 CPFI's construction loans receivable totaled $26,227,000 as compared to $29,416,000 at December 31, 1998. CPFI's total commitments under these loans, if fully funded, are $49,237,000. This amount does not necessarily represent the total amounts that will ultimately be funded by the Company, as it is common that the loan pays in full prior to the entire loan amount being drawn.

        At March 31, 1999 the allowance for credit losses totaled $340,000 or 1.30% of the outstanding loan balances compared to $230,000 or .78% of the balance at December 31, 1998. At March 31, 1999 and December 31, 1998, loans on non-accrual and deemed to be impaired totaled $1,182,000 and $727,000, respectively or 4.5% and 2.5%, respectively of the outstanding balances. Specific allowances for impaired loans totaled $258,000 at March 31, 1999. There were no loan charge-offs for the three months ended March 31, 1999 and 1998. There were no specific allowances for impaired loans at December 31, 1998.

        COMMERCIAL LENDING

        Loans receivable

        The net outstanding balances of the commercial loans at March 31, 1999 and December 31, 1998 were $6,314,000 and $6,099,000, respectively. At March 31, 1999 the Company's commitments to lend totaled $9,301,000. The commitment amounts do not necessarily represent the total amounts that will be funded by the Company as the borrowers may be limited by financial covenants contained in the various debt agreements.

        The allowance for credit losses at March 31, 1999 and December 31, 1998 were $108,000 and $107,000, respectively. At March 31, 1999 and December 31, 1998 there were no loans past due with respect to interest more than 90 days.

        The Company is currently considering alternatives for the portfolio that may include a sale of the portfolio or contributing the portfolio to CPFI. The Company no longer intends to pursue this lending activity and has not entered into any new borrower relationships since August 1998.

        RESULTS OF OPERATIONS

        Three months ended March 31, 1999 compared to the three months ended March 31, 1998

        For the three months ended March 31, 1999 the Company reported a loss of $949,000 as compared to net earnings of $256,000 for the three months ended March 31, 1998. Operations for the three-month period in 1999 were impacted by the following factors:

        (1) Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated. Prices received by the Company's for its sub-prime production declined in excess of 200 basis points. The Company, in response, entered into forward commitments for its production, lowered the prices it paid for its wholesale and correspondent production and reduced operating expenses in the sub-prime operation. As a result of lowering its prices, the Company's loan production declined. The decline in sales prices and the reduced levels of originations of sub-prime mortgages resulted in a loss in the first quarter of 1999.

        (2) In 1997, the Company entered into agreements with the executives of MPS that granted options to the executives, exercisable only if certain conditions are satisfied, to acquire up to 20% of the authorized common shares of MPS. The number of shares to be issued pursuant to the agreements was dependent upon several factors, including the future earnings and value of MPS.

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

        Compensation expense totaling $297,000 was recorded in the first quarter 1999 financial statements as a result of these agreements.

        (3) In April 1998, the board of directors authorized the Company to make payments to officers and directors in lieu of stock options that were originally granted under stock option plans that were never presented to shareholders for approval. The Company recorded a charge to earnings of $46,000 and $376,000 for the three months ended March 31, 1999 and 1998, respectively as a result.

        (4) On January 1, 1999 the Company adopted Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. In accordance with SOP 98-5, the Company wrote off approximately $155,000 in previously capitalized organizational costs.

        The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company's operating segments for the three months ended March 31, 1999 and 1998. A summary of the operating profits and losses by the Company's operating segments is as follows (in thousands):

                                                   1999          1998
                                                 --------      -------
Revenues:
     Residential mortgage banking-sub-prime      $ 2,494       $ 3,473
     Residential mortgage banking-prime            4,728         4,260
     Residential construction lending                879         1,601
     Commercial lending                              245           176
     Corporate & intercompany eliminations           (17)            3
                                                 -------       -------
          Total revenues:                          8,329         9,513

Costs and expenses:
     Residential mortgage banking-sub-prime        3,526         2,781
     Residential mortgage banking-prime            4,127         3,647
     Residential construction lending                736         1,421
     Commercial lending                              165           175
     Corporate & intercompany eliminations           569         1,233
                                                 -------       -------
          Total costs and expenses                 9,123         9,257
                                                 -------       -------
Operating profit (loss):
     Residential mortgage banking-sub-prime       (1,032)          692
     Residential mortgage banking-prime              601           613
     Residential construction lending                143           180
     Commercial lending                               80             1
     Corporate & intercompany eliminations          (586)       (1,230)
                                                 -------       -------
Earnings (loss) before cumulative effect of
     change in accounting principle              $  (794)      $   256
                                                 =======       =======

Residential Mortgage Banking

        The Company operates its mortgage banking activities through its 81% owned subsidiary MPS. The mortgage banking operations has two primary divisions, sub-prime and prime. The prime origination function operates as Pacific American Mortgage Company or PAMCO.

        A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):

                                           1999            1998
                                        ---------       ----------
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                  $   1,800       $   2,677
Interest income                               694             796
Compensation and benefits                   2,262           1,534
Interest expense                              429             454
Other expenses                                835             793

Loans originated                        $  51,696       $  69,172
Loans sold                              $  57,403       $  67,933
Gains on sales of loans and
  other fee income as a percent
  of loans originated                        3.48%           3.87%
Compensation and benefits
  as a percent of originations               4.37%           2.22%
Other expenses as a percent
  of originations                            1.62%           1.15%

Net interest income as a
  percent of originations                     .51%            .50%

PAMCO (principally prime)

Gains on sales of loans
  and other fee income                  $   3,951       $   3,559
Interest income                               777             701
Compensation and benefits                   2,676           2,336
Interest expense                              752             774
Other expenses                                699             537

Loans originated                        $ 140,662       $ 129,983
Loans sold(1)                           $ 151,783       $ 117,956
Gains on sales of loans and
  other fee income as a percent
  of loans originated                        2.81%           2.74%
Compensation and benefits
  as a percent of originations               1.90%           1.80%
Other expenses as a percent
  of originations                             .50%            .41%
Net interest income (expense) as a
  percent of originations                     .02%           (.06)%

------------------
(1) Includes loans totaling $6,512,000 in 1999 and $10,488,000 in 1998 that were closed in the name of a third party (brokered-out).

MPS operations

        For the three months ended March 31, 1999 the loss from the MPS mortgage operation totaled $1,032,000 as compared to earnings of $692,000 for the same period in 1998. Revenues declined $979,000 or 39% over 1998 and expenses increased $745,000 or 27% over 1998. Net gains on loan sales declined from 3.87% as a percent of loans originated in the first quarter of 1998 to 3.48% as a percent of loans originated in the first quarter of 1999.

        Compensation expenses as a percent of production increased to 4.37% in 1999 from 2.22% in 1997. The increase is attributable to deferred compensation expense of $297,000 or .57% of production, increased processing and underwriting costs as the Company continues to emphasize customer service and a decline in its production from the fourth quarter of 1998. The Company has not undertaken any additional cost savings actions since the fourth quarter of 1998.

        Other expenses increased to 1.62% of production for the quarter ended March 31, 1999 from 1.15% of production for the three months ended March 31, 1998. The increase was attributable to increased processing and underwriting costs discussed above and the decline in loan originations from the fourth quarter of 1998.

        Net interest spread as a percentage of production increased from .50% for the three months ended March 31, 1998 to .51% for the three months ended March 31, 1999 as a result of lowered borrowing costs.

PAMCO operations

        For the three months ended March 31, 1999, MPS's principally prime production operation, PAMCO, earned $601,000 as compared to $613,000 for the three months ended March 31, 1998. Operating revenues totaled $4,728,000 as compared to $4,260,000 for 1998 and expenses totaled $4,127,000 as compared to $3,647,000 for 1998.

        Gains on sales of loans and other loan fees as a percent of production was 2.81% for the three months ended March 31, 1999 as compared to 2.74% for the three months ended March 31, 1998. The Company benefited from increased sales prices for PAMCO's products. Compensation expenses as a percent of production increased to 1.90% from 1.80% for the three months ended March 31, 1998 resulting from compensation increases for support personnel offset partially by reduced benefit costs. Other expenses as a percent of originations increased slightly from .41% for the three months ended March 31, 1998 to 50% for the three months ended March 31, 1999.

        Net interest income as a percent of production was .02% for the three months ended March 31, 1999 to as compared to a deficit of .06% for the same period in 1998. The improvement in spread was due to reduced borrowing costs.

Construction Lending

        For the three months ended March 31, 1999 the construction lending operation (CPFI) earned $143,000 as compared to $180,000 for the first quarter of 1998.

        Interest income as a percent of average outstanding construction loans receivable was 9.66% for the first quarter of 1999 as compared to 9.14% in the first quarter of 1998. In 1998, the yield was reduced by approximately .50% as a result of the amortization of the original purchase premium. Exclusive of the amortization, the increase in yield is the result of better margins received on CPFI's loans offset by the reduction in the prime rate, the rate upon which most loans are based. Interest expense on the bank debt, for the first quarter of 1999, as a percent of average borrowings declined to 7.44% from 8.25% for the quarter ended March 31, 1998. This decline is the result of declining short-term rates. Total interest expense was $381,000 and $1,103,000 for the three months ended March 31, 1999 and 1998, respectively. Included in interest expense in 1998 was $117,000 related to notes payable to NAB. The debt was paid off in the fourth quarter of 1998.

        Revenues totaled $879,000 for the first quarter of 1999 as compared to $1,601,000 for the first quarter of 1998. Expenses totaled $736,000 for the quarter ended March 31, 1999 as compared to $1,421,000 for the quarter ended March 31, 1998. The decline in revenues and expense resulted from the fourth quarter 1998 sale of approximately half of the CPFI loan portfolio. Operating expenses increased from $319,000 in 1998 to $356,000 in 1999. Included in operating expenses were provisions for loan losses that increased from $62,000 to $110,000, compensation and benefits decreased from $140,000 to $108,000 and other general and administrative expenses increased from $117,000 to $138,000.

        CPFI originated $12,935,000 in new commitments in the first quarter of 1999 as compared to $39,800,000 in 1998.

Commercial Lending

        The commercial lending operation (NAFCO) earned $80,000 for the three months ended March 31, 1999 as compared to $1,000 for the three months ended March 31, 1998. Interest income totaled $245,000 in 1999 as compared to $174,000 in 1998. Interest expense totaled $65,000 in 1999 as compared to $13,000 in 1997. Operating expenses for the first quarter of 1999 and 1998 totaled $100,000 and $160,000, respectively, consisting primarily of compensation and benefits of $51,000 and $64,000, respectively. Other expenses included $11,000 and $11,000 in provisions for loan losses for 1999 and 1998 and general and administrative expenses of $89,000 and 86,000, respectively.

Corporate and Intercompany Eliminations

        Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

        Compensation expense totaled $253,000 in 1999 as compared to $581,000 in 1998. The decrease was attributable to option termination related charges totaling $376,000 in 1998 as compared to $46,000 in 1999. Interest expense totaled $436,000 in 1999, a decrease of $120,000 over 1998. The decrease is attributable to the Company's partial repayment of debt to SFSC and CPS.

        LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 1999, the Company had approximately $4,412,000 in cash as compared to $6,091,000 at December 31, 1998. Of those amounts $3,767,000 and $3,952,000 as of March 31, 1999 and December 31, 1998, respectively, was restricted to usage for mortgage loan fundings and repayments under the Company's residential warehouse line of credit.

        Total assets have decreased to $122,801,000 at March 31, 1999 from $140,799,000 at December 31, 1998. The decrease is principally attributable to the decline mortgage loan production at MPS and a decline in the construction loan portfolio at CPFI.

        MPS's line of credit totals $120,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.25% to 2.25%) over the Eurodollar rate. The line of credit matures June 30, 1999. The mortgage loans receivable of MPS (including PAMCO) are pledged as collateral for the line of credit. At March 31, 1999, $58,535,000 was borrowed under the line.

        CPFI's line of credit totals $40,000,000. The line of credit is secured by CPFI's construction loans receivable. As of March 31, 1999, $19,895,000 was outstanding under the line bearing interest at various spreads (ranging from 2.00% to 3.75%) over the one month LIBOR depending on the collateral. The line of credit matures June 30, 1999.

        NAFCO's line of credit totals $6,500,000. The line bears interest at the prime rate and matures on October 30, 1999. As of March 31, 1999, $3,279,000 was borrowed. Substantially all of the assets of NAFCO are pledged as collateral for the line.

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

        At March 31, 1999, the Company has borrowed under notes and a line of credit from Stanwich Financial Services Corp. ("SFSC") and CPS, for a total of $11,477,000 summarized as follows:


Payee     Type             Original Date          Maturity                 Balance       Rate
-----     ----             -------------          --------                ----------     ----
SFSC      Note             June 27, 1997          January 3, 2000         $  377,000      14%
SFSC      Note             September 30, 1997     September 30, 2000         900,000      14%
SFSC      Line of Credit   August 28, 1997        September 30, 2000       3,500,000      16%
SFSC      Note             December 30, 1997      January 3, 2000          4,000,000      13%
SFSC      Note             March 12, 1998         January 3, 2000            900,000      13%
SFSC      Note             March 13, 1998         January 3, 2000          1,100,000      13%
CPS       Note             December 30, 1997      June 30, 1999              700,000      13%

        Proceeds from the borrowings were used to invest in the Company's subsidiaries. All loans require the payment of interest quarterly with principal due at maturity. The proceeds from the line of credit executed on August 28, 1997 are limited to usage at MPS. The total commitment is $5,000,000, of which $3,500,000 has been drawn. Each note may be prepaid, partially or in full, without penalty at any time. Any partial repayment may not be re-borrowed. Charles E. Bradley, Sr., who is an officer and director of NAB, and Charles E. Bradley, Jr., who is a director of NAB together owns a majority interest in SFSC. Messrs. Bradley, Sr., Bradley, Jr., are officers and directors of CPS.

        On March 29, 1999 NAB entered into a Payment Deferral Agreement with SFSC in which SFSC agreed to extend the maturity dates on NAB's $6,377,000 in notes payable to SFSC that were due June 30, 1999 to January 3, 2000. Additionally, SFSC agreed to defer interest payments on all notes due from NAB until January 3, 2000. The Company intends to pursue the refinancing of those notes with a third party. There can be no assurance that such refinancing can be accomplished and, if no financing is obtainable, that SFSC would agree to extend the maturity dates.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk profile has not significantly changed since December 31, 1998. For a discussion of the Company's market risk, read Item 7A of the Company's 10K for the year ended December 31, 1998.

YEAR 2000 UPDATE

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

        Testing

        The Company has completed testing of its IT systems and has made modifications where necessary. The Company continues to communicate with its outside vendors regarding the vendors testing of both IT and non-IT systems.

        IT and Non-IT Vendor Inquiries

        The Company continues to communicate with customers, vendors, and others to determine if their applications are year 2000 compliant and assess the potential impact on the Company. The responses from the Company's major vendors indicate that they are all expected to be year 2000 compliant by year end 1999 or are already compliant as it relates to the relevant system the Company relies on.

        Costs

        The costs incurred to bring the Company's internal systems into year 2000 compliance and the costs of equipment acquisitions are not expected to have a material impact on the Company's financial position. The Company has incurred approximately $125,000 in costs to date primarily related to software upgrades. The Company expects continuing costs related to internal resources to test the systems and monitor vendor progress towards being Year 2000 compliant. The cost of these internal resources is estimated to be $50,000. Depending on the results of the tests, the Company may hire outside third parties to assist in the project. The amount above does not include those costs.

        Contingency Planning

        Based upon the progress of the Company's material vendors in becoming Year 2000 compliant, the Company will continually assess the need for contingency plans.

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

               (1) EX-27 Financial Data Schedule

        (b)    Reports on Form 8-K

               None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Dated:  May 14, 1999


                                        By: /s/ Charles E. Bradley, Sr.
                                            ------------------------------------
                                            Charles E. Bradley, Sr.
                                            Chairman of the Board and Chief
                                            Executive Officer


                                        By: /s/ Alan Ferree
                                            ------------------------------------
                                            Alan Ferree
                                            Senior Vice President and Chief
                                            Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

 27                 Financial Data Schedule