Form 10-Q
period 1999-06-30
NAB ASSET CORP
filed 1999-08-16
CIK 873458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


 [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 1999

 [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _________

Commission file number 0-19391



                              NAB ASSET CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Texas                                     76-0332956
--------------------------------         --------------------------------------
   (State of Incorporation)              (I.R.S. Employer Identification Number)


23361 Madero, Suite 200, Mission Viejo, CA                    92691
-------------------------------------------       -----------------------------
 (Address of principal executive offices)                 (Zip code)



       Registrant's telephone number, including area code: (949) 465-0244



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of July 31, 1999, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I - FINANCIAL INFORMATION
  ITEM 1.  FINANCIAL STATEMENTS

                              NAB ASSET CORPORATION
                                and Subsidiaries
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                                          June 30,      December 31,
           Assets                                                          1999              1998
           ------                                                       (unaudited)
                                                                        ------------    ------------
Cash and cash equivalents                                               $      2,636    $      2,139
Restricted cash                                                                7,344           3,952
Receivables:
  Construction loans, net                                                     32,374          38,652
  Residential mortgage loans held for sale                                    56,378          78,911
  Commercial loans held for sale                                               4,964           6,099
  Loans to officers                                                            3,040           3,040
  Other receivables                                                            1,996           1,449
Residual interest in securitization of mortgage loans                          3,580           3,534
Property and equipment, net                                                      868           1,151
Costs in excess of net assets acquired, net                                      545             641
Other assets                                                                   2,145           1,231
                                                                        ------------    ------------
Total assets                                                            $    115,870    $    140,799
                                                                        ============    ============
                Liabilities and Shareholders' Equity

Liabilities:
Warehouse lines of credit                                                     80,609         100,650
Notes payable to affiliates                                                   11,323          12,877
Drafts payable                                                                11,877          11,681
Accounts payable and accrued expenses                                          4,799           5,250
Other liabilities                                                              1,258           1,123
                                                                        ------------    ------------
Total liabilities                                                            109,866         131,581
                                                                        ------------    ------------
Minority interest                                                                433             619

Shareholders' equity:
Common stock: $.10 par value, 30,000,000
Authorized shares:
5,091,300 shares issued and outstanding at
June 30, 1999 and December 31, 1998                                              509             509
Additional paid-in capital                                                     7,815           7,815
Retained earnings (deficit)                                                   (2,753)            275
                                                                        ------------    ------------
Total shareholders' equity                                                     5,571           8,599
                                                                        ------------    ------------
                                                                        $    115,870    $    140,799
                                                                        ============    ============

     See accompanying notes to unaudited consolidated financial statements

                              NAB ASSET CORPORATION
                                and Subsidiaries
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)


                                                            Three months ended June 30,  Six months ended June 30,
                                                               1999           1998           1999          1998
                                                           -----------    -----------    -----------    -----------
Revenues:
Gains on sales of loans                                    $     3,840    $     4,778    $     7,385    $     9,110
Interest income                                                  2,104          3,754          4,480          6,570
Origination and other fee income                                 2,518          2,701          4,926          5,065
                                                           -----------    -----------    -----------    -----------
    Total revenues:                                              8,462         11,233         16,791         20,745

Costs and expenses:
Compensation and benefits                                        5,377          5,160         10,727          9,816
Interest expense                                                 1,441          2,768          2,933          4,857
Interest expense-affiliates                                        387            560            823          1,119
General and administrative                                       3,463          2,219          5,367          4,015
Minority interest in earnings
(loss)                                                            (127)           114           (186)           270
                                                           -----------    -----------    -----------    -----------
    Total costs and expenses                                    10,541         10,821         19,664         20,077
                                                           -----------    -----------    -----------    -----------

Earnings (loss) before cumulative
effect of change in accounting
principle                                                       (2,079)           412         (2,873)           668

Cumulative effect of change in
accounting principle                                                 -              -           (155)             -
                                                           -----------    -----------    -----------    -----------
Net earnings (loss)                                        $    (2,079)   $       412    $    (3,028)   $       668
                                                           ===========    ===========    ===========    ===========

Basic and diluted earnings (loss) per share:

Before cumulative effect of
change in accounting principle                             $     (0.41)   $      0.08    $     (0.56)   $      0.13

Cumulative effect of change in
accounting principle
                                                                     -              -          (0.03)             -
                                                           -----------    -----------    -----------    -----------
Net earnings (loss) per share                              $     (0.41)   $      0.08    $     (0.59)   $      0.13
                                                           ===========    ===========    ===========    ===========

Weighted average number of
common and common equivalent
shares outstanding                                           5,091,300      5,091,300      5,091,300      5,091,300
                                                           ===========    ===========    ===========    ===========


     See accompanying notes to unaudited consolidated financial statements

                              NAB ASSET CORPORATION
                                and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)


                                                                              Six months ended June 30,
                                                                                  1999         1998
                                                                              ------------  -----------
Cash flows from operating activities:
     Net earnings (loss)                                                        $ (3,028)   $    668
        Adjustments to reconcile net earnings  (loss) to net cash
           from (used by) operating activities:
        Amortization of net interest receivable account                              330           -
        Deposits to overcollateralization account                                   (377)          -
        Non-cash gain on securitization of mortgage loans                              -      (3,248)
        Depreciation and amortization                                                621         296
        Minority interest                                                           (186)        897
        Provision for losses                                                         725         277
        Write down of commercial loan portfolio to fair value                        503           -
        Net changes in:
          Residential mortgage loans originated, purchased and sold, net          22,533     (30,584)
          Commercial loans, net collections (originations)                            80      (1,111)
          Restricted cash                                                         (3,392)     (2,481)
          Other receivables                                                         (547)     (3,370)
          Drafts payable                                                             196       5,639
          Other liabilities                                                          135         141
          Other assets                                                            (1,101)       (514)
          Accounts payable and accrued expenses                                     (451)      2,650
                                                                                --------    --------
            Net cash from (used by) operating activities                          16,041     (30,740)

Cash flows from investing activities:
     Construction loans originated                                               (10,533)    (66,088)
     Principal collections on construction loans                                  16,638      59,584
     Purchases of  property and equipment                                            (54)       (365)
                                                                                --------    --------
            Net cash from (used by) investing activities                           6,051      (6,869)

Cash flows from financing activities:
     Net borrowings under (repayments of) warehouse lines of credit              (20,041)     32,465
     Principal payments on notes payable to affiliates                            (1,554)      3,000
                                                                                --------    --------
           Net cash from (used by) financing activities                          (21,595)     35,465
                                                                                --------    --------
Net increase (decrease) in cash and cash equivalents                                 497      (2,144)
Cash and cash equivalents at beginning of period                                   2,139       3,620
                                                                                --------    --------
Cash and cash equivalents at end of period                                      $  2,636    $  1,476
                                                                                ========    ========
Supplement disclosure of cash flow information:
     Cash paid during the period for interest                                   $  3,138    $  4,219
                                                                                ========    ========


     See accompanying notes to unaudited consolidated financial statements

Notes to the Unaudited Consolidated Financial Statements

(1)      DESCRIPTION OF BUSINESS

         NAB Asset Corporation, (the "Company" or "NAB") is a financial services company engaged in four reportable segments, sub-prime and prime residential mortgage banking, residential construction lending and commercial lending. The residential mortgage banking business is conducted through a majority owned subsidiary, Mortgage Portfolio Services, Inc. (MPS). MPS originates, acquires and sells prime and sub-prime mortgage loans. The prime segment of MPS is operated as a division, Pacific American Mortgage (PAMCO). The residential construction lending business is conducted through a majority owned subsidiary, Construction Portfolio Funding, Inc. (CPFI) which originates and holds for investment single family residential construction loans to homebuilders and to a lesser extent lots, model homes and acquisition and development projects for those homebuilders. The commercial finance operation (NAFCO) provides financing to operators of rent-to-own or rental purchase retailers.

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

(2)      BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated balance sheet of the Company as of June 30, 1999, the related consolidated statements of operations for the three and six months ended June 30, 1999 and 1998 and the related statements of cash flows for the six month periods ended June 30, 1999 and 1998 are unaudited. These statements reflect, in the opinion of management, all material adjustments consisting only of normal recurring accruals necessary for a fair presentation of the consolidated balance sheet of the Company as of June 30, 1999, and results of consolidated operations for the three and six months ended June 30, 1999 and 1998 and the consolidated cash flows for the six months ended June 30, 1999 and 1998. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 1999.

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

            The following is a summary of the results of operations before change in accounting principle by business line for the three months ended June 30, 1999 as compared to June 30, 1998 (in thousands):

                                                                Revenue (Expense)
                                                                    From Other
Business Line           External Revenue    Interest Expense     Operating units    Net Income (Loss)
-------------          ------------------   -----------------   -----------------  ------------------
                        1999       1998       1999     1998      1999     1998      1999        1998
                       -------    -------   ------    -------   -------  ------    -------     ------
Residential
mortgage
banking-sub-prime      $ 3,047    $ 4,212   $   390   $   919   $    25  $   25    $(1,172)    $  296
Residential
mortgage
banking-prime            4,467      4,980       722       912         -       -        456        731
Residential
construction lending       812      1,746       362     1,185       (25)    (25)       159        176
Commercial lending         188        293        66        10         -       -     (1,074)       121
Corporate and
intercompany
eliminations               (52)         2       288       302         -       -       (448)      (912)
                       -------    -------   -------   -------   -------    ----    -------    -------
Total                  $ 8,462    $11,233   $ 1,828   $ 3,328    $    -    $       $(2,079)   $   412
                       =======    =======   =======   =======   =======    ====    =======    =======

             The following is a summary of the results of operations before change in accounting principle by business line for the six months ended June 30, 1999 as compared to June 30, 1998 (in thousands):

                                                                Revenue (Expense)
                                                                    From Other
Business Line           External Revenue    Interest Expense     Operating units    Net Income (Loss)
-------------          ------------------   -----------------   -----------------  ------------------
                        1999       1998       1999     1998      1999     1998      1999        1998
                       -------    -------   ------    -------   -------  ------    -------    -------

Residential
mortgage
banking-sub-prime      $ 5,541    $ 7,686   $  819     $1,373   $   50    $  50    $(2,203)   $   988
Residential
mortgage
banking-prime            9,195      9,240    1,474      1,687        -        -      1,057      1,344
Residential
construction lending     1,691      3,347      743      2,288      (50)     (50)       302        355
Commercial lending         433        468      131         23        -        -       (994)       122
Corporate and
intercompany
eliminations               (69)         4      589        605        -        -     (1,035)    (2,141)
                       -------    -------   ------     ------   ------    -----    -------    -------
Total                  $16,791    $20,745   $3,756     $5,976   $   -     $   -    $(2,873)   $   668
                       =======    =======   ======     ======   ======    =====    =======    =======

            The following is a summary of total assets by business line for June 30, 1999 as compared to June 30, 1998 (in thousands):


                                                  1999           1998
                                                --------       --------

Residential mortgage banking-sub-prime(1)       $ 79,404       $ 98,193
Residential mortgage banking-prime(1)              N/A            N/A
Residential construction lending                  29,316         67,089
Commercial lending                                 7,434          6,064
Corporate and intercompany eliminations             (284)         3,233
                                                --------       --------
Total                                           $115,870       $174,579
                                                ========       ========

(1) The Company has not disclosed separate total asset information for the sub prime and prime mortgage segments because that information is not produced internally. The information provided for the sub prime segment includes the prime segment.

(4) RECLASSIFICATION OF COMMERCIAL LOANS TO HELD FOR SALE

             In June 1999, the Company reclassified Commercial Loans Held for Investment to Commercial Loans Held for Sale. The reclassification resulted in a write down of $503,000 to record the loans at fair value.

(5) SUBSEQUENT EVENTS

             In July 1999, the Company elected to dispose of its investment in CPFI and NAFCO. It is expected that both companies will be substantially liquidated by December 31, 1999. In connection with the liquidation the Company will record approximately $150,000 in related severance costs. Net proceeds from the liquidation will be used to reduce NAB's debt and to invest additional funds in MPS. The disposition of these two operations is not expected to have a material adverse effect on the ongoing financial results of the company.

             On July 2, 1999 the Company repaid its remaining indebtedness to CPS which totaled approximately $546,000. NAB's source of funds for this payment was MPS's repayment of $700,000 of its indebtedness to NAB. MPS requested and received approval from its warehouse lender to decrease its minimum net worth requirement under its line of credit, and reduce the total loan commitment from $100,000,000 to $80,000,000. Additionally, in connection with the request NAB committed to invest an additional $1,000,000 in MPS from the proceeds of the liquidation of CPFI and NAFCO. MPS was in compliance with its covenants contained in the debt agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        FINANCIAL CONDITION

        MORTGAGE BANKING

        Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated. The Company, in response, entered into forward commitments for its sub-prime production, lowered the prices it paid for its wholesale and correspondent production and reduced its workforce in certain production related departments. As a result of lowering its prices and reducing its workforce, the Company's sub-prime loan production has declined. The reduced levels of gains from loan sales and origination volume are currently insufficient to cover the operating expenses of the sub-prime operation.

        At June 30, 1999 and December 31, 1998 residential mortgage loans held for sale totaled $56,378,000 and $78,911,000. Of these amounts $35,081,000 and $50,828,000, respectively were conventional and government insured or guaranteed loans (prime) and $21,297,000 and $28,083,000, respectively were sub-prime loans.

        The prime loans are sold individually to large mortgage bankers or financial institutions. The Company represents and warrants to the investor that the loans were underwritten to the appropriate guidelines. The sub-prime loans sold through a forward commitment totaling $100,000,000 and on a competitive bid basis. The forward commitment expired June 30, 1999. The Company is currently negotiating a new commitment with the same institution. The competitive bids currently being received by MPS are approximately equivalent to the prices received under the expired forward commitment. The Company generally represents and warrants to the investor that each sub-prime loan was underwritten to the Company's guidelines and that the borrower's financial position is the same at the date of delivery to the investor as the origination date. The Company also agrees to reimburse the investor a portion of the sale premium if the loan pays in full over a period of generally one year. The Company defers a portion of the sale premium, which reduces the gain recorded on each loan sale, to cover the potential liability resulting from the warranties given to the investor.

        At June 30, 1999 the Company's liability under warranties given to the purchasers of prime and sub-prime loans totaled $873,000 as compared to $830,000 at December 31, 1998. Additions to the prepayment liability totaled $304,000 and $522,000 for the three and six months ended June 30, 1999 and $71,000 and $374,000 for the three and six months ended June 30, 1998. Such additions are netted against the gain at the time of the loan sale.

        Construction loans to individuals (one-time closings) totaled $6,040,000 and $9,466,000 at June 30, 1999 and December 31, 1998, respectively. These loans are originated by the PAMCO operation and are included in construction loans in the consolidated balance sheets.

        Securitization

        In June 1998 the Company, through MPS, securitized approximately $51,000,000 of sub-prime mortgage loans. MPS retained the servicing responsibilities for the loans. The performance of the loans underlying the security through June 30, 1999 is as follows:


                                                  Fixed Rate               Adjustable Rate
                                                 -------------             ---------------
Remaining principal                              $  24,030,000              $  19,436,000
Annualized prepayment rates
Cumulative losses                                         11.3%                      14.8%
Delinquencies (over 30 days)                               8.3%                      11.9%
Cumulative principal amount of loans
foreclosed or in foreclosure                     $   1,000,000              $     586,000


        The Company purchased a mortgage pool insurance policy that covers all losses up to 5% of the initial pool balances. The fee is .52% annually of the unpaid principal of the loans. No claims have been made against the policy.

        In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral held by the trust. The over-collateralization account (as described below) is required by the servicing agreement to be maintained at 2.75% of the fixed rate balance and 4% of the adjustable rate balance of the securities.

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

        The residual interests in the securitization consists of the following:


                                        June 30, 1999        December 31, 1998
                                        -------------        -----------------
NIR                                       $2,308,000             $2,900,000
Overcollateralization account              1,272,000                634,000
                                          ----------             ----------
                                          $3,580,000             $3,534,000
                                          ==========             ==========


        At June 30, 1999 the assumptions used in the valuation of the residual interests were as follows:

Discount rate                                                                                 12%
Weighted average life of fixed rate loans                                                     4.27 years
Weighted average life of adjustable rate loans                                                3.47 years
Prepayment speeds- fixed rate loans                                                           Ramp up to 20% CPR
Prepayment speeds- adjustable rate loans                                                      Ramp up to 25% CPR
Cumulative losses, net of losses covered by the pool policy                                   0.2%
Delinquencies (over 30 days)                                                                  10%

        CONSTRUCTION LENDING

        Loans receivable

        At June 30, 1999 CPFI's construction loans receivable totaled $26,334,000 as compared to $29,416,000 at December 31, 1998. CPFI's total commitments under these loans, if fully funded, are $45,631,000. This amount does not necessarily represent the total amounts that will ultimately be funded by the Company, as it is common that the loan pays in full prior to the entire loan amount being drawn.

        At June 30, 1999 the allowance for credit losses totaled $150,000 or .57% of the outstanding loan balances compared to $230,000 or .78% of the balance at December 31, 1998. At June 30, 1999 and December 31, 1998, loans on non-accrual and deemed to be impaired totaled $0 and $727,000, respectively or 0% and 2.5% of the outstanding balances. Charge-offs for the three and six months ended June 30, 1999 totaled $253,000. There were no specific allowances for impaired loans at December 31, 1998.

        COMMERCIAL LENDING

        Loans receivable

        The net outstanding balances of the commercial loans at June 30, 1999 and December 31, 1998 were $4,964,000 and $6,099,000, respectively. At June 30, 1999 the Company's commitments to lend totaled $8,666,000. The commitment amounts do not necessarily represent the total amounts that will be funded by the Company as the borrowers may be limited by financial covenants contained in the various debt agreements.

        The allowance for loan losses at June 30, 1999 and December 31, 1998 were $1,051,000 and $107,000, respectively. At December 31, 1998 there were no loans past due with respect to interest more than 90 days and no impaired loans. At June 30, 1999 one loan totaling $223,000 was past due more than ninety days. Included in the allowance for loan losses were specific reserves totaling $548,000 relating to $840,000 of impaired loans.

        The Company is currently marketing its commercial loan portfolio for sale. The portfolio has been reclassified to held for sale in the June 30, 1999 financial statements.

        RESULTS OF OPERATIONS

        For the three months ended June 30, 1999 the Company reported a net loss of $2,079,000, as compared to net earnings of $412,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 the Company reported a net loss of $3,028,000, as compared to net earnings of $668,000 for the six months ended June 30, 1998. Operations for those periods were impacted by the following factors:

        1) Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated. The Company, in response, entered into forward commitments for its production, lowered the prices it paid for its wholesale and correspondent production and reduced operating expenses in the sub-prime operation. As a result of lowering its prices, the Company's loan production declined. The decline in sales prices and the reduced levels of originations of sub-prime mortgages resulted in losses in the first and second quarters of 1999.

        2) In 1997, the Company entered into agreements with the executives of MPS that granted options to the executives, exercisable only if certain conditions are satisfied, to acquire up to 20% of the authorized common shares of MPS. The number of shares to be issued pursuant to the agreements was dependent upon several factors, including the future earnings and value of MPS.

        On June 26, 1998 the Company, MPS and the executives entered into a Restructure Agreement, which terminated the options. In exchange for the termination of the options the Company entered into a deferred compensation arrangement with the executives that requires the Company to pay annual installments of approximately $1,100,000 to the executives over the three year period beginning June 26, 1999, as long as the executive continues employment with the Company. If the executive is terminated without cause all remaining amounts due under the deferred compensation arrangement become immediately due to the executive.

        The Company also granted loans totaling $3,040,000 to the executives repayable in three equal annual installments, plus interest at 5.7% per annum. The loans are secured by the stock that each executive owns, which aggregates approximately 19% of the outstanding shares of MPS. If the executive terminates for any reason prior to the end of the three year period, all remaining amounts under the note become immediately payable.

        Included in the Restructure Agreement is an additional provision that requires the Company to pay to one of the executives $93,334 every six months, beginning June 30, 1998, over the next three years, contingent upon continued employment.

        For the three and six months ended June 30, 1999 compensation expense totaling $327,000 and $624,000, respectively was recorded in the financial statements as a result of these agreements.

        3) In April 1998, the board of directors authorized the Company to make payments to officers and directors in lieu of stock options that were originally granted under stock option plans that were never presented to shareholders for approval. The Company recorded a charge to earnings of $46,000 and $132,000 and $101,000 and $508,000 for the three and six months ended June 30, 1999 and 1998, respectively, as a result.

        4) On January 1, 1999 the Company adopted Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. In accordance with SOP 98-5, the Company wrote off approximately $155,000 in previously capitalized organizational costs.

        The following discussion and analysis presents the significant changes in financial condition and results of operations of the Company's operating segments for the three months and six months ended June 30, 1999 and 1998. A summary of the operating profits and losses by the Company's operating segments is as follows (in thousands):


                                                        Three months ended June 30,                 Six months ended June 30,
                                                        1999                 1998                  1999                  1998
                                                     ---------             ---------             ---------             ---------
Revenues:
     Residential mortgage banking
       sub-prime                                     $   3,047             $   4,212             $   5,541             $   7,686
     Residential mortgage banking
       prime                                             4,467                 4,980                 9,195                 9,240
     Residential construction lending                      812                 1,746                 1,691                 3,347
     Commercial lending                                    188                   293                   433                   468
     Corporate and intercompany
      eliminations                                         (52)                    2                   (69)                    4
                                                     ---------             ---------             ---------             ---------
          Total revenues:                                8,462                11,233                16,791                20,745

Costs and expenses:
     Residential mortgage banking
       sub-prime                                         4,219                 3,916                 7,744                 6,698
     Residential mortgage banking
       prime                                             4,011                 4,249                 8,138                 7,896
     Residential construction lending                      653                 1,570                 1,389                 2,992
     Commercial lending                                  1,262                   172                 1,427                   346
     Corporate and intercompany
      eliminations                                         396                   914                   966                 2,145
                                                     ---------             ---------             ---------             ---------
          Total costs and expenses                      10,541                10,821                19,664                20,077
                                                     ---------             ---------             ---------             ---------

Earnings (loss) before cumulative effect
   of change in accounting principle:
     Residential mortgage banking
       sub-prime                                        (1,172)                  296                (2,203)                  988
     Residential mortgage banking
       prime                                               456                   731                 1,057                 1,344

                                                        Three months ended June 30,                 Six months ended June 30,
                                                        1999                 1998                  1999                  1998
                                                     ---------             ---------             ---------             ---------
     Residential construction lending                      159                   176                   302                   355
     Commercial lending                                 (1,074)                  121                  (994)                  122
     Corporate and intercompany
      eliminations                                        (448)                 (912)               (1,035)               (2,141)
                                                     ---------             ---------             ---------             ---------
Earnings (loss) before
 cumulative effect of change in
 accounting principle                                $  (2,079)            $     412             $  (2,873)            $     668
                                                     =========             =========             =========             =========


Results of Operations for the Three Months Ended June 30, 1999 and 1998

Residential Mortgage Banking

        The Company operates its mortgage banking activities through its 81% owned subsidiary MPS. The mortgage banking operations has two primary divisions, sub-prime and prime. The prime origination function operates as Pacific American Mortgage Company or PAMCO.

        A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):


                                                          Three months ended June 30,
                                                         1999                    1998
                                                      -----------             -----------
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                                $     2,453             $     3,103
Interest income                                               594                   1,109
Compensation and benefits                                   2,708                   2,010
Interest expense                                              390                     919
Other expenses                                              1,121                     987

Loans originated                                      $    72,078             $    86,833
Loans sold                                            $    70,400             $    72,244
Gains on sales of loans and other fee
  income as a percent of loans originated                    3.40%                   3.58%
Compensation and benefits
  as a percent of originations                               3.76%                   2.31%
Other expenses as a percent
  of originations                                            1.56%                   1.14%

Net interest income as a
  percent of originations                                     .28%                    .22%

PAMCO (principally prime)

Gains on sales of loans

                                                          Three months ended June 30,
                                                         1999                    1998
                                                      -----------             -----------
  and other fee income                                $     3,758             $     4,117
Interest income                                               709                     863
Compensation and benefits                                   2,417                   2,593
Interest expense                                              722                     912
Other expenses                                                872                     744

Loans originated                                      $   136,134             $   149,016
Loans sold (1)                                        $   127,748             $   128,844
Gains on sales of loans and other fee
  income as a percent of loans originated                    2.76%                   2.76%
Compensation and benefits
  as a percent of originations                               1.78%                   1.74%
Other expenses as a percent
  of originations                                             .64%                    .50%
Net interest income (expense) as a
  percent of originations                                    (.01)%                  (.03)%


(1) Includes loans totaling $9,008,000 for the quarter ended June 30, 1999 and $11,846,000 for the quarter ended June 30, 1998 that were closed in the name of a third party (brokered-out).

MPS operations

        For the three months ended June 30, 1999 the loss from the MPS mortgage operation totaled $1,172,000 as compared to earnings of $296,000 for the same period in 1998. Revenues declined $1,165,000 or 28% over 1998 and expenses increased $303,000 or 8% over 1998. Net gains on loan sales and other fees declined from 3.58% as a percent of loans originated in the second quarter of 1998 to 3.40% as a percent of loans originated in the second quarter of 1999.

        Compensation expenses as a percent of production increased to 3.76% in 1999 from 2.31% in 1997. The increase is attributable to deferred compensation expense of $327,000 or .45% of production, increased processing and underwriting costs as the Company continues to emphasize customer service and a decline in its production from the fourth quarter of 1998.

        Other expenses increased to 1.55% of production for the quarter ended June 30, 1999 from 1.14% of production for the three months ended June 30, 1998. The increase was attributable to increased processing and underwriting costs discussed above and the decline in loan originations from the fourth quarter of 1998.

        Net interest spread as a percentage of production increased from .22% for the three months ended June 30, 1998 to .28% for the three months ended June 30, 1999 as a result of lowered borrowing costs.

PAMCO operations

        For the three months ended June 30, 1999, MPS's principally prime production operation, PAMCO, earned $456,000 as compared to $731,000 for the three months ended June 30, 1998. Operating revenues totaled $4,467,000 as compared to $4,980,000 for 1998 and expenses totaled $4,011,000 as compared to $4,249,000 for 1998.

        Gains on sales of loans and other loan fees as a percent of production was 2.76% for the three months ended June 30, 1999 as compared to 2.76% for the three months ended June 30, 1998. Compensation expenses as a percent of production increased to 1.78% from 1.74% for the three months ended June 30, 1998 resulting from compensation increases for support personnel offset partially by reduced benefit costs. Other expenses as a percent of originations increased slightly from .50% for the three months ended June 30, 1998 to .64% for the three months ended June 30, 1999 due principally to increased advertising expenses and direct loan processing expenses.

        Net interest deficit as a percent of production was .01% for the three months ended June 30, 1999 as compared to a deficit of .03% for the same period in 1998.

Construction Lending

        For the three months ended June 30, 1999 the construction lending operation (CPFI) earned $159,000 as compared to $176,000 for the first quarter of 1998.

        Interest income as a percent of average outstanding construction loans receivable was 10.88% for the second quarter of 1999 as compared to 9.62% in the second quarter of 1998. In 1998, the yield was reduced by approximately .50% as a result of the amortization of the original purchase premium. Exclusive of the amortization, the increase in yield is the result of better margins received on CPFI's loans. Interest expense on the bank debt, for the second quarter of 1999, as a percent of average borrowings declined to 7.18% from 8.13% for the quarter ended June 30, 1998. This decline is the result of lower year over year short-term rates. Additionally the higher levels of capital relative to debt allowed MPSF to pay down higher costing debt based on loan types pledged under CPFI's line of credit. Total interest expense was $362,000 and $1,185,000 for the three months ended June 30, 1999 and 1998, respectively. Included in interest expense in 1998 was $119,000 related to notes payable to NAB. The debt was paid off in the fourth quarter of 1998.

        Revenues totaled $812,000 for the second quarter of 1999 as compared to $1,746,000 for the first quarter of 1998. Expenses totaled $653,000 for the quarter ended June 30, 1999 as compared to $1,570,000 for the quarter ended June 30, 1998. The decline in revenues and expense resulted from the fourth quarter 1998 sale of approximately half of the CPFI loan portfolio. Operating expenses decreased from $386,000 in 1998 to $291,000 in 1999. Included in operating expenses were provisions for loan losses that decreased from $77,000 in 1998 to $63,000 in 1999, compensation and benefits decreased from $167,000 to $111,000 and other general and administrative expenses decreased from $141,000 to $116,000.

        CPFI originated $10,533,000 in new commitments in the second quarter of 1999 as compared to $1,000,000 in 1998.

Commercial Lending

        The commercial lending operation (NAFCO) lost $1,074,000 for the three months ended June 30, 1999 as compared to income of $121,000 for the three months ended June 30, 1998. Interest income totaled $170,000 in 1999 as compared to $291,000 in 1998. Interest expense totaled $66,000 in 1999 as compared to $10,000 in 1998. Operating expenses for the first quarter of 1999 and 1998 totaled $1,262,000 and $172,000, respectively, consisting of compensation and benefits of $1,000 and $50,000, provisions for losses of $566,000 and $11,000 and general and administrative expenses of $126,000 and 66,000, respectively. The operating expenses in 1999 also include a $503,000 write down of the portfolio to fair value resulting from the reclassification of the portfolio from held for investment to held for sale.

Corporate and Intercompany Eliminations

        Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

        Compensation expense totaled $140,000 in 1999 as compared to $340,000 in 1998. The decrease was attributable to option termination related charges totaling $132,000 in 1998 as compared to $46,000 in 1999 and a reduction in incentive compensation expense in 1999. Interest expense totaled $387,000 in 1999, a decrease of $170,000 over 1998. The decrease is attributable to the Company's partial repayment of debt to SFSC and CPS.

Results of Operations for the Six Months Ended June 30, 1999 and 1998

Residential Mortgage Banking

        A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):


                                                Six months ended June 30,
                                                   1999            1998
                                               -----------     -----------
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                         $     4,253     $     5,781
Interest income                                      1,288           1,905
Compensation and benefits                            4,970           3,545
Interest expense                                       819           1,373
Other expenses                                       1,955           1,780

                                                Six months ended June 30,
                                                   1999            1998
                                               -----------     -----------
Loans originated                               $   123,774     $   156,005
Loans sold                                     $   127,803     $   140,177
Gains on sales of loans and other fee
  income as a percent of loans originated             3.44%           3.71%
Compensation and benefits
  as a percent of originations                        4.02%           2.27%
Other expenses as a percent
  of originations                                     1.58%           1.14%

Net interest income as a
  percent of originations                              .38%            .34%

PAMCO (principally prime)

Gains on sales of loans
  and other fee income                         $     7,709     $     7,676
Interest income                                      1,486           1,564
Compensation and benefits                            5,093           4,929
Interest expense                                     1,474           1,687
Other expenses                                       1,571           1,280

Loans originated                               $   276,797     $   278,999
Loans sold (2)                                 $   279,536     $   269,134
Gains on sales of loans and other fee
  income as a percent of loans originated             2.78%           2.75%
Compensation and benefits
  as a percent of originations                        1.84%           1.77%
Other expenses as a percent
  of originations                                      .57%            .46%
Net interest income (expense) as a
  percent of originations                              .00%           (.04)%


(2)     Includes loans totaling $19,649,000 in 1999 and $22,334,000 in 1998 that were closed in the name of a third party (brokered-out).

MPS operations

        For the six months ended June 30, 1999 the loss from the MPS mortgage operation totaled $2,203,000 as compared to earnings of $988,000 for the same period in 1998. Revenues declined $2,145,000 or 28% over 1998 and expenses increased $1,046,000 or 16% over 1998. Net gains on loan sales declined from 3.71% as a percent of loans originated in the first six months of 1998 to 3.44% as a percent of loans originated in first six months of 1999.

        Compensation expenses as a percent of production increased to 4.02% in 1999 from 2.27% in 1998. The increase is attributable to deferred compensation expense of $624,000 or

 .50% of production, increased processing and underwriting costs and a decline in its production from the fourth quarter of 1998.

        Other expenses increased to 1.58% of production for the six months ended June 30, 1999 from 1.14% of production for the six months ended June 30, 1998. The increase was attributable to increased processing and underwriting costs discussed above and the decline in loan originations from the fourth quarter of 1998.

        Net interest spread as a percentage of production increased from .34% for the six months ended June 30, 1998 to .38% for the six months ended June 30, 1999 as a result of lowered borrowing costs.

PAMCO operations

        For the six months ended June 30, 1999, PAMCO, earned $1,057,000 as compared to $1,344,000 for the six months ended June 30, 1998. Operating revenues totaled $9,195,000 as compared to $9,240,000 for 1998 and expenses totaled $8,138,000 as compared to $7,896,000 for 1998.

        Gains on sales of loans and other loan fees as a percent of production was 2.78% for the six months ended June 30, 1999 as compared to 2.75% for the six months ended June 30, 1998. Compensation expenses as a percent of production increased to 1.84% from 1.77% for the six months ended June 30, 1998 resulting from compensation increases for support personnel offset partially by reduced benefit costs. Other expenses as a percent of originations increased from .46% for the six months ended June 30, 1998 to .57% for the six months ended June 30, 1999 as a result of increased expenditures for advertising and increased loan processing costs.

        Net interest income as a percent of production was 0% for the six months ended June 30, 1999 to as compared to a deficit of .04% for the same period in 1998.

Construction Lending

        For the six months ended June 30, 1999 the construction lending operation (CPFI) earned $302,000 as compared to $355,000 for the first six months of 1998.

        Interest income as a percent of average outstanding construction loans receivable was 9.98% for the six months ended June 30, 1999 as compared to 9.32% in the six months ended June 30, 1998. In 1998, the yield was reduced by approximately .50% as a result of the amortization of the original purchase premium. Exclusive of the amortization, the increase in yield is the result of better margins received on CPFI's loans. Interest expense on the bank debt, for the first six months of 1999, as a percent of average borrowings declined to 7.28% from 8.10% for the six months ended June 30, 1998. This decline is the result of a decline, year over year, in short-term rates. Additionally the higher levels of capital relative to debt allowed MPSF to pay down higher costing debt based on loan types pledged under CPFI's line of credit. Total interest expense was $743,000 and $2,287,000 for the six months ended June 30, 1999 and 1998, respectively. Included in interest expense in 1998 was $236,000 related to notes payable to NAB. The debt was paid off in the fourth quarter of 1998.

        Revenues totaled $1,691,000 for the first six months of 1999 as compared to $3,347,000 for the first six months of 1998. Expenses totaled $1,389,000 for the six months ended June 30, 1999 as compared to $2,992,000 for the six months ended June 30, 1998. The decline in revenues and expense resulted from the fourth quarter 1998 sale of approximately half of the CPFI loan portfolio. Operating expenses decreased from $705,000 in 1998 to $658,000 in 1999. Included in operating expenses were provisions for loan losses that increased from $139,000 to $173,000, compensation and benefits decreased from $308,000 to $219,000 and other general and administrative expenses declined from $258,000 to $243,000.

        CPFI originated $23,468,000 in new commitments in the first six months of 1999 as compared to $40,800,000 in 1998.

Commercial Lending

        The commercial lending operation (NAFCO) lost $994,000 for the six months ended June 30, 1999 as compared to income of $122,000 for the six months ended June 30, 1998. Interest income totaled $347,000 in 1999 as compared to $394,000 in 1998. Interest expense totaled $131,000 in 1999 as compared to $23,000 in 1998. Operating expenses for the first six months of 1999 and 1998 totaled $1,285,000 and $323,000, respectively, consisting of compensation and benefits of $51,000 and $114,000, provisions for loan losses of $576,000 and $58,000 for 1999 and 1998 and general and administrative expenses of $154,000 and 151,000, respectively. Operating expenses in 1999 also include a $503,000 write down of the portfolio to fair value resulting from the reclassification of the portfolio from held for investment to held for sale.

Corporate and Intercompany Eliminations

        Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

        Compensation expense totaled $393,000 for the first six months of 1999 as compared to $921,000 in 1998. The decrease was attributable to option termination related charges totaling $508,000 in 1998 as compared to $136,000 in 1999 and a reduction in incentive compensation expense in 1999. Interest expense totaled $823,000 in 1999, a decrease of $296,000 over 1998. The decrease is attributable to the Company's partial repayment of debt to SFSC and CPS.

        LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 1999, the Company had approximately $9,980,000 in cash as compared to $6,091,000 at December 31, 1998. Of those amounts $7,344,000 and $3,952,000 as of June 30, 1999 and December 31, 1998, respectively, was restricted to usage for mortgage loan fundings and repayments under the Company's residential warehouse line of credit.

        Total assets have decreased to $115,870,000 at June 30, 1999 from $140,799,000 at December 31, 1998. The decrease is principally attributable to the decline in the mortgage loan production at MPS and a decline in the construction loan portfolio at CPFI.

        In June 1999 MPS entered into a new line of credit agreement with Bank United in Houston, Texas. The line of credit totals $100,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.25% to 2.25%) over the one-month LIBOR. The line of credit matures June 15, 2000. The mortgage loans receivable of MPS (including PAMCO) are pledged as collateral for the line of credit. At June 30, 1999, $55,459,000 was borrowed under the line.

        CPFI's line of credit totals $30,000,000. The line of credit is secured by CPFI's construction loans receivable. As of June 30, 1999, $22,025,000 was outstanding under the line bearing interest at various spreads (ranging from 2.00% to 3.75%) over the one month LIBOR depending on the collateral. The line of credit matures December 31, 1999.

        NAFCO's line of credit totals $6,500,000. The line bears interest at the prime rate and matures on October 30, 1999. As of June 30, 1999, $3,125,000 was borrowed. Substantially all of the assets of NAFCO are pledged as collateral for the line.

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

        At June 30, 1999, the Company has borrowed under notes and a line of credit from Stanwich Financial Services Corp. (SFSC) and CPS, for a total of $11,323,000 summarized as follows:


Payee         Type                Original Date               Maturity                          Balance        Rate
-----         ----                -------------               --------                          -------        ----
SFSC          Note                June 27, 1997               January 3, 2000                   $377,000       14%
SFSC          Note                September 30, 1997          September 30 ,2000                 900,000       14%
SFSC          Line of Credit      August 28, 1997             September 30, 2000               3,500,000       16%
SFSC          Note                December 30, 1997           January 3, 2000                  4,000,000       13%
SFSC          Note                March 12, 1998              January 3, 2000                    900,000       13%
SFSC          Note                March 13, 1998              January 3, 2000                  1,100,000       13%
CPS           Note                December 30, 1997           June 30, 1999                      546,000       13%


        The note to CPS for $546,000 was paid in full on July 2, 1999.

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

        On May 12, 1999 the Company advanced SFSC $921,000 pursuant to a promissory note. The note bears interest at 16%, payable quarterly. The principal is due and payable on September 30, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

        Costs

        The costs incurred to bring the Company's internal systems into year 2000 compliance and the costs of equipment acquisitions are not expected to have a material impact on the Company's financial position. The Company has incurred approximately $125,000 in costs to date primarily related to software upgrades. The Company expects continuing costs related to internal resources to monitor vendor progress towards being Year 2000 compliant and to purchase software or software upgrades for non-critical systems. The cost of these internal resources and software is estimated to be $25,000.

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

PART II - OTHER INFORMATION

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                1)      EX-27 Financial Data Schedule

                2) EX-10.18 Credit Agreement between Mortgage Portfolio Services, Inc., and Bank United dated June 15, 1999

                3) EX-10.19 Separation Agreement dated as of June 4, 1999 between Registrant and Michael W. Caton effective as of July 15, 1999

                4) EX-10.20 Consulting and Finder's Agreement dated as of June 4, 1999 between Registrant and Michael W. Caton

                5) EX-10.21 $921,345 Promissory Note dated May 12, 1999 issued by SFSC to Registrant

        (b)     Reports on Form 8-K

                        None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     Dated:  August 14, 1999


                     By:  /s/ Charles E. Bradley, Sr.
                          ---------------------------
                          Charles E. Bradley, Sr.
                          Chairman of the Board and Chief Executive Officer

                     By: /s/ Alan Ferree
                         ---------------
                         Alan Ferree
                         Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibits            Description
EX-10.18            Credit Agreement between Mortgage Portfolio Services, Inc., and Bank United dated June 15, 1999
EX-10.19            Separation Agreement dated as of June 4, 1999 between Registrant and Michael W. Caton effective as of
                    July 15, 1999
EX-10.20            Consulting and Finder's Agreement dated as of June 4, 1999 between Registrant and Michael W. Caton
EX-10.21            $921,345 Promissory Note dated May 12, 1999 issued by SFSC to Registrant
EX-27               Financial Data Schedule
