Form 10-Q
period 1999-09-30
NAB ASSET CORP
filed 1999-11-15
CIK 873458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 1999

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         for the transition period from ______________ to ______________

                         Commission file number 0-19391



                              NAB ASSET CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                   Texas                                      76-0332956
------------------------------------------           ---------------------------
         (State of Incorporation)                         (I.R.S. Employer
                                                       Identification Number)


23361 Madero, Suite 200, Mission Viejo, CA                     92691
------------------------------------------        ------------------------------
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

As of October 31, 1999, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                     NAB ASSET CORPORATION and Subsidiaries
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                           September 30,    December 31,
                                 Assets                        1999            1998
                                 ------                    ------------     ------------
                                                           (unaudited)
Cash and cash equivalents                                  $      1,240       $    946
Restricted cash                                                   9,972          3,952
Receivables:
     Construction loans, net                                      4,154          9,465
     Residential mortgage loans held for sale                    47,920         78,911
     Loans to officers                                            3,040          3,040
     Other receivables                                            1,375          1,085
Residual interest in securitization of mortgage loans             3,670          3,534
Property and equipment, net                                         704          1,038
Costs in excess of net assets acquired, net                         494            630
Net assets of discontinued operations (Notes 3 and 6)             3,981          9,534
Other assets                                                      2,191          1,180
                                                           ------------       --------
           Total assets                                    $     78,741       $113,315
                                                           ============       ========

                 Liabilities and Shareholders' Equity
                 ------------------------------------

Liabilities:
Warehouse lines of credit (Note 3)                               46,549         74,117
Notes payable to affiliates (Note 4)                              9,277         12,877
Drafts payable                                                   13,254         11,681
Accounts payable and accrued expenses                             5,390          5,528
                                                           ------------       --------
          Total liabilities                                      74,470        104,203
                                                           ------------       --------
Minority interest                                                   187            513

Shareholders' equity:
Common stock:  $.10 par value, 30,000,000
     Authorized shares:
     5,091,300 shares issued and outstanding at
     September 30, 1999 and December 31, 1998                       509            509
Additional paid-in capital                                        7,815          7,815
Retained earnings (deficit)                                      (4,240)           275
                                                           ------------       --------
          Total shareholders' equity                              4,084          8,599
                                                           ------------       --------
                                                           $     78,741       $113,315
                                                           ============       ========


      See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                Three months ended September 30,     Nine months ended September 30,
                                                --------------------------------     -----------------------------
                                                     1999            1998                  1999            1998
                                                    -------         -------              --------         -------
Revenues:
 Gains on sales of loans                            $ 3,382         $ 5,651              $ 10,766         $14,760
 Interest income                                      1,410           2,345                 4,270           6,124
 Origination and other fee income                     2,069           2,758                 6,647           7,105
                                                    -------         -------              --------         -------
          Total revenues:                             6,861          10,754                21,683          27,989

Costs and expenses:
 Compensation and benefits                            4,693           5,400                15,148          14,794
 Interest expense                                       979           1,495                 3,037           4,384
 Interest expense-affiliates                            491             690                 1,420           1,773
 General and administrative                           1,927           2,304                 5,600           5,711
 Minority interest                                     (125)            195                  (326)            446
                                                    -------         -------              --------         -------
          Total costs and expenses                    7,965          10,084                24,875          27,108
                                                    -------         -------              --------         -------
Earnings (loss) from continuing
 operations before income taxes and
 cumulative effect of change in
 accounting principle                                (1,104)            670                (3,192)            881

Income tax expense                                      198             159                   263             159
                                                    -------         -------              --------         -------
Earnings (loss) from continuing
operations before cumulative effect
of change in accounting principle                    (1,302)            511                (3,455)            722

Cumulative effect of change in
 accounting principle, net of income taxes               --              --                  (155)             --

Earnings (loss) from discontinued
 operations, net of income taxes                       (185)            181                  (905)            638
                                                    -------         -------              --------         -------
Net earnings (loss)                                 $(1,487)        $   692              $ (4,515)        $ 1,360
                                                    =======         =======              ========         =======
Basic and diluted earnings (loss) per share:

Continuing operations before
 cumulative effect of change in
 accounting principle                               $ (0.26)        $  0.10              $  (0.68)        $  0.14

Cumulative effect of change in
 accounting principle, net of income taxes               --              --                 (0.03)             --

Earnings (loss) per share from
 discontinued operations, net
 of income taxes                                      (0.03)           0.04                 (0.18)           0.13
                                                    -------         -------              --------         -------
Earnings (loss) per share                           $ (0.29)        $  0.14              $  (0.89)        $  0.27
                                                    =======         =======              ========         =======


      See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                Nine months ended September 30,
                                                                -------------------------------
                                                                     1999             1998
                                                                   --------         --------
Cash flows from operating activities:
     Net earnings (loss)                                           $ (4,515)        $  1,360
        Discontinued operations                                         905             (638)
        Adjustments to reconcile net earnings (loss) to net
         cash from (used by) operating activities:
        Amortization of net interest receivable account                 737              317
        Deposits to overcollateralization account                      (873)            (310)
        Non-cash gain on securitization of mortgage loans                --           (3,528)
        Depreciation and amortization                                   784              420
        Minority interest                                              (326)           1,109
        Net changes in:
          Residential mortgage loans originated,
           purchased and sold, net                                   30,991          (20,137)
          Restricted cash                                            (6,020)         (16,128)
          Other receivables                                            (290)          (1,631)
          Drafts payable                                              1,573            9,934
          Other assets                                               (1,224)            (240)
          Accounts payable and accrued expenses                        (138)           1,363
                                                                   --------         --------
            Net cash from (used by) operating activities             21,604          (28,109)

Cash flows from investing activities:
     Construction loan repayments, net                                5,311            3,821
     Purchases of  property and equipment                              (101)            (380)
                                                                   --------         --------
            Net cash from investing activities                        5,210            3,441

Cash flows from financing activities:
     Net borrowings under (repayments of) warehouse
      lines of credit                                               (27,568)          23,009
     Principal payments on notes payable to affiliates               (3,600)             494
                                                                   --------         --------
           Net cash from (used by) financing activities             (31,168)          23,503
Cash provided by discontinued operations                              4,648              676
                                                                   --------         --------
Net increase (decrease) in cash and cash equivalents                    294             (489)
Cash and cash equivalents at beginning of period                        946            1,958
                                                                   --------         --------
Cash and cash equivalents at end of period                         $  1,240         $  1,469
                                                                   ========         ========
Supplement disclosure of cash flow information:
     Cash paid during the period for
           Interest                                                $  4,660         $  4,219
           Taxes                                                   $    145         $    156


      See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
            Notes to the Unaudited Consolidated Financial Statements

(1)      DESCRIPTION OF BUSINESS

         NAB Asset Corporation, (the "Company" or "NAB") is a financial services company engaged in two reportable segments, sub-prime and prime residential mortgage banking. The residential mortgage banking business is conducted through a majority owned subsidiary, Mortgage Portfolio Services, Inc. ("MPS"). MPS originates, acquires and sells prime and sub-prime mortgage loans. The prime segment of MPS is operated as a division, Pacific American Mortgage ("PAMCO"). Previously, the Company had two additional segments, a residential construction lending business, Construction Portfolio Funding, Inc. ("CPFI"), which originates and holds for investment single family residential construction loans to homebuilders and a commercial finance operation, NAFCO Inc. ("NAFCO"), which provides financing to operators of rent-to-own or rental purchase retailers. In the third quarter of 1999, the Company elected to dispose of CPFI and NAFCO.

         The Company commenced operations in July 1991 following its acquisition and assumption of substantially all of the assets and liabilities of National Asset Bank (a bank in liquidation) (the "Bank"). The Bank was formed in 1988 in connection with the merger of Allied Bancshares, Inc. ("Allied") with a subsidiary of First Interstate Bancorp ("First Interstate") for the purpose of liquidating various non-performing loan and real estate assets held by Allied and its subsidiaries for the benefit of the prior Allied stockholders. Until June 5, 1996, the Company's business consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the accounts of others. The Company's business activities were limited to the ownership, collection and sale of the assets acquired by the Company from the Bank, the investment in and management of four privately held limited partnerships formed for the purpose of acquiring non-performing and other troubled loans.

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

(2)      BASIS OF FINANCIAL STATEMENT PRESENTATION

         The consolidated balance sheet of the Company as of September 30, 1999, the related consolidated statements of operations for the three and nine months ended September 30, 1999 and 1998 and the related statements of cash flows for the nine month periods ended September 30, 1999 and 1998 are unaudited. These statements reflect, in the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the consolidated balance sheet of the Company as of September 30, 1999, and results of consolidated operations for the three and nine months ended September 30, 1999 and 1998 and the consolidated cash flows for the nine months ended September 30, 1999 and 1998. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 1999.

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

             SFAS No. 133 supercedes FASB Statements No. 80 "Accounting for Futures Contracts", No. 105 "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk," and No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". It amends FASB Statement No. 107 "Disclosures about the Fair Value of Financial Instruments" to include in Statement 107 the disclosure provisions about concentration of credit risk from Statement 105. This Statement also nullifies or modifies the consensus reached in a number of issues addressed by the Emerging Issues Task Force. This Statement was effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB deferred the effective date until fiscal years beginning after June 15, 2000. Management is in the process of assessing the future impact of the implementation of SFAS No. 133.

            For the purpose of computing basic and diluted earnings (loss) per share, the weighted average number of common and common equivalent shares outstanding was 5,091,300 for all periods presented.

(3)      WAREHOUSE LINES OF CREDIT

         The Company has notified the MPS lenders that it does not meet the guarantors net worth requirement under the MPS line of credit which totals $46,549,000 at September 30, 1999. The Company's request for a waiver is pending. Additionally, the NAFCO line of credit which totals $2,535,000 at September 30, 1999, has matured and NAFCO has notified its lender, that due to write-downs of the loans held for sale as part of the liquidation of NAFCO, it does not meet its net worth requirement under the loan agreement. NAFCO has requested a reduction in its net worth requirement and an extension of the line of credit to March 31, 2000. This request is also pending. Failure to obtain the requested waivers, extensions and modifications to these debt agreements could have a material adverse effect on the Company's ability to continue its regular business operations.

(4)      NOTES PAYABLE TO AFFILIATES

         At September 30, 1999, the Company has borrowed under notes and a line of credit from Stanwich Financial Services Corp. ("SFSC") totaling $9,277,000 summarized as follows:

Payee         Type                Original Date               Maturity                   Balance           Rate
-----         ----                -------------               --------                   -------           ----
SFSC          Line of Credit      August 28, 1997             September 30, 2000        3,500,000           16%
SFSC          Note                December 30, 1997           January 3, 2000           4,000,000           13%
SFSC          Note                March 12, 1998              January 3, 2000             900,000           13%
SFSC          Note                March 13, 1998              January 3, 2000             877,000           13%

         Proceeds from the borrowings were used to invest in the Company's subsidiaries. All loans require the payment of interest quarterly with principal due at maturity. The proceeds from the line of credit executed on August 28, 1997 are limited to usage at MPS. The total commitment is $5,000,000, of which $3,500,000 is currently outstanding. Each note may be prepaid, partially or in full, without penalty at any time. Any partial repayment may not be re-borrowed. Charles E. Bradley, Sr., who is an officer and director of NAB, and Charles E. Bradley, Jr., who is a director of NAB, together own a majority interest in SFSC. Messrs. Bradley, Sr., Bradley, Jr., are officers and directors of CPS.

         On March 29, 1999 NAB entered into a Payment Deferral Agreement with SFSC in which SFSC agreed to extend the maturity dates on NAB's $5,777,000 in notes payable to SFSC that were due June 30, 1999 to January 3, 2000. Additionally, SFSC agreed to defer interest payments on all notes due from NAB until January 3, 2000. The Company continues to pursue the refinancing of those notes with third parties but to date has been unsuccessful. There can be no assurance that such refinancing can be accomplished and, if no financing is obtainable, that SFSC would agree to extend the maturity dates.

(5)      SEGMENT REPORTING

            The Company has two reportable segments, sub-prime and prime mortgage banking. The sub-prime mortgage banking segment originates residential mortgage loans to borrowers who are unable to obtain financing from conventional mortgage sources due to credit problems or income qualification issues. The prime mortgage banking segment originates conventional and government guaranteed or insured mortgage loans. All of the business segments operate within the U.S.

            The following is a summary of the results of continuing operations, before change in accounting principle by business line for the three months ended September 30, 1999 as compared to September 30, 1998 (in thousands):

                                                                      Revenue
                                                                     From Other
Business Line             External Revenue      Interest Expense   Operating units       Earnings (Loss)
-------------            ------------------     -----------------  ---------------    --------------------
                          1999        1998       1999       1998     1999    1998      1999         1998
                         ------     -------     ------     ------    ----    ----     -------      -------
Residential mortgage
 banking-sub-prime       $2,885     $ 5,225     $  486     $  908     $25     $25     $(1,112)     $   525
Residential mortgage
 banking-prime            3,865       5,324        565        730      --      --         180        1,017
Corporate and
 intercompany
 eliminations                86         180        419        547      --      --        (370)      (1,031)
                         ------     -------     ------     ------     ---     ---     -------      -------
Total                    $6,836     $10,729     $1,470     $2,185     $25     $25     $(1,302)     $   511
                         ======     =======     ======     ======     ===     ===     =======      =======

         The following is a summary of the results of continuing operations before change in accounting principle by business line for the nine months ended September 30, 1999 as compared to September 30, 1998 (in thousands):

                                                                        Revenue
                                                                       From Other
Business Line             External Revenue       Interest Expense    Operating units     Earnings (Loss)
-------------            -------------------     -----------------   ---------------   --------------------
                          1999        1998        1999       1998     1999    1998      1999         1998
                         -------     -------     ------     ------    ----    ----     -------      -------
Residential mortgage
 banking-sub-prime       $ 8,376     $12,860     $1,305     $2,281     $75     $75     $(3,315)     $ 1,513
Residential mortgage
 banking-prime            13,060      14,564      2,040      2,416      --      --       1,235        2,362
Corporate and
 intercompany
 eliminations                172         490      1,112      1,460      --      --      (1,375)      (3,153)
                         -------     -------     ------     ------     ---     ---     -------      -------
Total                    $21,608     $27,914     $4,457     $6,157     $75     $75     $(3,455)     $   722
                         =======     =======     ======     ======     ===     ===     =======      =======

         The following is a summary of total assets by business line for September 30, 1999 as compared to December 31, 1998 (in thousands):

                                                   1999            1998
                                                  -------        --------
Residential mortgage banking-sub-prime (1)        $72,005        $100,680
Residential mortgage banking-prime (1)                N/A             N/A
Net assets of discontinued operations               3,981           9,534
Corporate and intercompany eliminations             2,755           3,101
                                                  -------        --------
Total                                             $78,741        $113,315
                                                  =======        ========

(1) The Company has not disclosed separate total asset information for the sub prime and prime mortgage segments because that information is not produced internally. The information provided for the sub prime segment includes the prime segment.

(6) DISCONTINUED OPERATIONS

             In the third quarter of 1999, the Company elected to dispose of its investment in CPFI and NAFCO. In connection with the liquidations the Company recorded approximately $150,000 in related severance costs. Net proceeds from the liquidation will be used to reduce NAB's debt and to invest additional funds in MPS. The disposition of these two operations is not expected to have a material adverse effect on the ongoing financial results of the Company.

         Summarized financial information for the discontinued operations is as follows:

                                                    September 30,   December 31,
                                                        1999           1998
                                                    -------------   ------------
Total assets (principally loans receivable)            $14,957        $39,134
Total liabilities (principally lines of credit)         10,976         29,600
                                                       -------        -------
Net assets of discontinued operations                  $ 3,981        $ 9,534
                                                       =======        =======

                                  Three months ended September 30,  Nine months ended September 30,
                                  --------------------------------  -------------------------------
                                      1999               1998          1999               1998
                                     -------             ------       -------             ------
Revenues                             $ 1,151             $1,536       $ 3,357             $5,190
Expenses                               1,336              1,355         4,262              4,552
                                     -------             ------       -------             ------
Earnings (loss) from discontinued
  operations, net of income taxes    $  (185)            $  181       $  (905)            $  638
                                     =======             ======       =======             ======

         The loss from discontinued operations for 1999 is primarily attributable to write downs totaling $298,000 for the three months ended September 30, 1999 and $1,377,000 for the nine months ended September 30, 1999 in order to reflect the fair market value of the commercial loan portfolio. Additionally, the average balance of the loan portfolio has declined from the same period in 1998 reducing the net interest income of the discontinued operations.

         On September 29, 1999 the Company sold approximately $23,400,000 in construction loans to a financial institution. A loss of approximately $50,000 was recorded as a result of the transaction.

         Management expects that the majority of the remaining assets, consisting primarily of loans receivable, of the discontinued operations will be disposed of by December 31, 1999, either through sale or maturity of the loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         FINANCIAL CONDITION

         RESIDENTIAL MORTGAGE BANKING

         Beginning in September 1998, as a result of a number of factors, cash prices for mortgages in the sub-prime mortgage market significantly deteriorated. The Company, in response, entered into forward commitments for its sub-prime production, lowered the prices it paid for its wholesale and correspondent production and reduced its workforce in certain production related departments. As a result of lowering its prices and reducing its workforce, the Company's sub-prime loan production has declined. The reduced levels of gains from loan sales and origination volume are currently insufficient to cover the operating expenses of the sub-prime operation.

         At September 30, 1999 and December 31, 1998 residential mortgage loans held for sale totaled $47,920,000 and $78,911,000. Of these amounts $31,818,000 and $50,828,000, respectively, were conventional and government insured or guaranteed loans (prime) and $16,102,000 and $28,083,000, respectively were sub-prime loans.

         The prime loans are sold individually to large mortgage bankers or financial institutions. The Company represents and warrants to the investor that the loans were underwritten to the appropriate guidelines. The Company's prime originations are sold to investors on a loan by loan basis. When a customer wishes to lock in an interest rate, PAMCO will grant the rate to the borrower and in turn lock in a price on or about the same date with an investor. This process mitigates the interest rate risk to PAMCO. The sub-prime loans are currently sold through two forward commitments. These forward commitments reduce the interest rate risk of MPS as the sales prices are specified in the respective forward commitment. One of the forward commitments totals $20,000,000 and expires December 31, 1999 and the other forward commitment totals $40,000,000 and expires January 31, 2000. As of September 30, 1999, $15,679,000
has been delivered on the commitments. The Company generally represents and warrants to the investor that each sub-prime loan was underwritten to the Company's guidelines and that the borrower's financial position is the same at the date of delivery to the investor as the origination date. The Company also agrees to reimburse the investor a portion of the sale premium if the loan pays in full over a period of generally one year. The Company defers a portion of the sale premium, which reduces the gain recorded on each loan sale, to cover the potential liability resulting from the warranties given to the investor.

         Included in accounts payable and accrued expenses at September 30, 1999 is the Company's liability under warranties given to the purchasers of the Company's prime and sub-prime loans. The liability totaled $1,017,000 at September 30, 1999 as compared to $830,000 at December 31, 1998. Additions to the prepayment liability totaled $275,000 and $720,000 for the three and nine months ended September 30, 1999 and $603,000 and $977,000 for the three and nine months ended September 30, 1998. Such additions are netted against the gain at the time of the loan sale.

         Construction loans to individuals (one-time closings) totaled $4,154,000 and $9,465,000 at September 30, 1999 and December 31, 1998,
respectively. These loans are originated by the PAMCO operation and are included in construction loans in the consolidated balance sheets. The decline is attributable to increased competition for these types of loans in California where a significant amount of this product type is originated for PAMCO.

Securitization

          In June 1998 the Company, through MPS, securitized approximately $51,000,000 of sub-prime mortgage loans. MPS retained the servicing responsibilities for the loans. The performance of the loans underlying the security through September 30, 1999 is as follows:

                                               Fixed Rate      Adjustable Rate
                                               ----------      ---------------
Remaining principal                           $23,110,000        $16,870,000
Annualized prepayment rates                         11.53%             20.23%
Cumulative losses                                      --                 --
Delinquencies (over 30 days)                        10.27%             14.07%
Cumulative principal amount of loans
 foreclosed or in foreclosure                 $   999,000        $ 1,343,000

         The Company purchased a mortgage pool insurance policy that covers all losses up to 5% of the initial pool balances. The fee is .52% annually of the unpaid principal of the loans. One claim is pending against the policy. The policy excludes coverage for loans that were delinquent at the time of the issuance of the policy. At that time, three loans with an unpaid principal balance of $148,000 were delinquent. One of those loans has been repurchased by MPS. No other repurchases have been made.

         In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral held by the trust. The over-collateralization account (as described below) is required by the servicing agreement to be maintained at 2.75% of the original fixed rate balance and 4% of the original adjustable rate balance of the loans.

         The residual interests in the securitization of loans represents the sum of 1) the net interest receivable (NIR) which is the present value of the difference between the contractual interest rates on the loans and the rate paid to the buyer or bondholder using various prepayment, discount rate and loss assumptions and 2) the overcollateralization account, which is the excess monthly cash flows, other than servicing revenues, that are required to be maintained with the trustee until certain overcollateralization levels are met. As of September 30, 1999 the overcollateralization levels have not been met. As a result the excess monthly cash flows continue to be retained by the trustee.

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

         The residual interests in the securitization consists of the following:

                                September 30, 1999  December 31, 1998
                                ------------------  -----------------
NIR                                 $2,163,000         $2,900,000
Overcollateralization account        1,507,000            634,000
                                    ----------         ----------
                                    $3,670,000         $3,534,000
                                    ==========         ==========

         At September 30, 1999 the assumptions used in the valuation of the residual interests were as follows:

Discount rate                                                 12%
Weighted average life of fixed rate loans                     4.27 years
Weighted average life of adjustable rate loans                3.47 years
Prepayment speeds- fixed rate loans                           Ramp up to 20% CPR
Prepayment speeds- adjustable rate loans                      Ramp up to 25% CPR
Cumulative losses, net of losses covered by the pool policy   0.2%
Delinquencies (over 30 days)                                  10%

         DISCONTINUED OPERATIONS

         For financial statement purposes the operations of CPFI and NAFCO have been classified as discontinued operations.

         Summarized assets and liabilities of the discontinued operations as of September 30, 1999 and December 31, 1998 are as follows:

                                          September 30, 1999  December 31, 1998
                                          ------------------  -----------------
Loans receivable                               $ 12,910           $ 35,285
Reserve for loan losses                            (150)              (337)
Mark to market reserve                           (1,349)            (4,186)
Other assets                                      3,546              8,372
Warehouse lines of credit                        (8,071)           (26,534)
Other liabilities                                (2,905)            (3,066)
                                               --------           --------
Net assets of discontinued operations          $  3,981           $  9,534
                                               ========           ========

         On September 30, 1999 approximately $23,400,000 of construction loans were sold to a financial institution. A loss of approximately $50,000 was recorded as a result of the sale.

         RESULTS OF OPERATIONS

         For the three months ended September 30, 1999 the Company reported a net loss of $1,487,000, as compared to net earnings of $692,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 the Company reported a net loss of $4,515,000, as compared to net earnings of $1,360,000 for the nine months ended September 30, 1998. Operations for those periods were impacted by the following factors:

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

         For the three and nine months ended September 30, 1999 compensation expense totaling $327,000 and $921,000, respectively was recorded in the financial statements as a result of these agreements, as compared to $0 for the three and nine months ended September 30, 1998.

         3) In April 1998, the board of directors authorized the Company to make payments to officers and directors in lieu of stock options that were originally granted under stock option plans that were never presented to shareholders for approval. The Company recorded a charge to earnings of $0 and $91,000 for the three months and nine months ended September 30, 1999 and a charge to earnings of $77,000 and $585,000 for the three and nine months ended September 30, 1998.

         4) Average mortgage rates have steadily increased from the third quarter of 1998 throughout 1999. Prime originations have declined 22% from the same quarter of 1998 and 9% on a year to date basis as compared to 1998. As a result, revenues have declined and the contribution from the prime mortgage lending has decreased.

         5) In connection with the disposal of NAFCO's commercial loan portfolio, write-downs totaling $298,000 and $1,377,000 have been recorded for the three and nine months ended September 30, 1999.

         6) On January 1, 1999 the Company adopted Accounting Standards Executive Committee of the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 requires costs of start-up activities and organizational costs to be expensed as incurred. In accordance with SOP 98-5, the Company wrote off approximately $155,000 in previously capitalized organizational costs.

Results of Continuing Operations

         The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company's operating segments for the three months and nine months ended September 30, 1999 and 1998. A summary of the operating profits and losses by the Company's operating segments is as follows (in thousands):

                                 Three months ended September 30,   Nine months ended September 30,
                                 --------------------------------   -------------------------------
                                       1999           1998                1999           1998
                                      -------       --------            --------       --------
Revenues:
     Residential mortgage banking
       sub-prime                      $ 2,910       $  5,250            $  8,451       $ 12,935
     Residential mortgage banking
       prime                            3,865          5,324              13,060         14,564
     Corporate and intercompany
      eliminations                         86            180                 172            490
                                      -------       --------            --------       --------
      Total revenues:                   6,861         10,754              21,683         27,989

Costs and expenses:
     Residential mortgage banking
       sub-prime                        4,022          4,725              11,766         11,422
     Residential mortgage banking
       prime                            3,685          4,307              11,825         12,202
     Corporate and intercompany
      eliminations                        456          1,211               1,547          3,643
                                      -------       --------            --------       --------
      Total costs, expenses and taxes   8,163         10,243              25,138         27,267
                                      -------       --------            --------       --------

                                 Three months ended September 30,   Nine months ended September 30,
                                 --------------------------------   -------------------------------
                                       1999           1998                1999           1998
                                      -------       --------            --------       --------
Earnings (loss) from continuing
 operations before cumulative effect
 of change in accounting principle:
     Residential mortgage banking
       sub-prime                       (1,112)           525              (3,315)         1,513
     Residential mortgage banking
       Prime                              180          1,017               1,235          2,362
     Corporate and intercompany
      eliminations                       (370)        (1,031)             (1,375)        (3,153)
                                      -------       --------            --------       --------
Earnings (loss) from continuing
 operations before cumulative
 effect of change in
 accounting principle                 $(1,302)      $    511            $ (3,455)      $    722
                                      =======       ========            ========       ========

Results of Continuing Operations for the Three Months Ended September 30, 1999 and 1998

Residential Mortgage Banking

         The Company operates its mortgage banking activities through its 81% owned subsidiary MPS. The mortgage banking operations has two primary divisions, sub-prime and prime. The prime origination function operates as Pacific American Mortgage Company or PAMCO.

         A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):

                                           Three months ended September 30,
                                           --------------------------------
                                                 1999           1998
                                               --------       --------
MPS (principally sub-prime)
---------------------------

Gains on sales of loans
  and other fee income                         $  2,163       $  3,928
Interest income                                     747          1,322
Compensation and benefits                         2,387          2,331
Interest expense                                    486            908
Other expenses                                    1,149          1,486

Loans originated                               $ 65,181       $ 89,504
Loans sold                                     $ 70,563       $ 92,632
Gains on sales of loans and other fee
  income as a percent of loans originated          3.32%          4.39%
Compensation and benefits
  as a percent of originations                     3.66%          2.60%
Other expenses as a percent
  of originations                                  1.76%          1.66%

Net interest income as a
  percent of originations                           .40%           .46%

                                           Three months ended September 30,
                                           --------------------------------
                                                 1999           1998
                                               --------       --------
PAMCO (principally prime)
-------------------------

Gains on sales of loans
  and other fee income                         $  3,288       $  4,480
Interest income                                     577            844
Compensation and benefits                         2,254          2,783
Interest expense                                    565            730
Other expenses                                      866            794

Loans originated                               $126,086       $162,696
Loans sold (1)                                 $114,907       $153,684
Gains on sales of loans and other fee
  income as a percent of loans originated          2.60%          2.75%
Compensation and benefits
  as a percent of originations                     1.79%          1.71%
Other expenses as a percent
  of originations                                   .69%           .49%
Net interest income as a percent of
  originations                                      .01%           .07%


(1) Includes loans totaling $8,117,000 for the quarter ended September 30, 1999 and $14,365,000 for the quarter ended September 30, 1998 that were closed in the name of a third party (brokered-out).

MPS operations

         For the three months ended September 30, 1999 the loss from the MPS mortgage operation totaled $1,112,000 as compared to earnings of $525,000 for the same period in 1998. Revenues declined $2,340,000 or 45% over 1998 and expenses decreased $703,000 or 15% over 1998. Net gains on loan sales and other fees declined from 4.39% as a percent of loans originated in the third quarter of 1998 to 3.32% as a percent of loans originated in the third quarter of 1999.


         Compensation expenses as a percent of production increased to 3.66% in 1999 from 2.60% in 1998. The increase is attributable to the decline in mortgage production and additional processing and underwriting costs incurred as the Company continues to emphasize customer service and strengthen its underwriting standards. Additionally deferred compensation expense totaled $327,000 or .50% of originations as compared to $0 for the same period of 1998. Other expenses increased slightly to 1.76% of production for the quarter ended September 30, 1999 from 1.66% of production for the three months ended September 30, 1998.

         Net interest spread as a percentage of production decreased from .46% for the three months ended September 30, 1998 to .40% for the three months ended September 30, 1999 as a result of a slightly lower spread between the rates charged to borrowers and the LIBOR based borrowings of MPS.

PAMCO operations

         For the three months ended September 30, 1999, MPS's principally prime production operation, PAMCO, earned $180,000 as compared to $1,017,000 for the three months ended September 30, 1998. Operating revenues totaled $3,865,000 as compared to $5,324,000 for 1998 and expenses totaled $3,685,000 as compared to $4,307,000 for 1998.

         Gains on sales of loans and other loan fees as a percent of production was 2.60% for the three months ended September 30, 1999 as compared to 2.75% for the three months ended September 30, 1998. Compensation expenses as a percent of production increased to 1.79% from 1.71% for the three months ended September 30, 1998 resulting from compensation increases for support personnel offset partially by reduced benefit costs. Other expenses as a percent of originations increased from .49% for the three months ended September 30, 1998 to .69% for the three months ended September 30, 1999 due principally to increased advertising expenses and direct loan processing expenses.

         Net interest spread as a percent of production was .01% for the three months ended September 30, 1999 as compared to .07% for the same period in 1998.

Corporate and Intercompany Eliminations

         Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

         Compensation expense totaled $52,000 for the three months ended September 30, 1999 as compared to $286,000 for the same period in 1998. The decrease was attributable to option termination related charges totaling $91,000 in 1998 as compared to $0 in 1999 and a reduction in incentive compensation expense and personnel in 1999.

         Interest expense was $419,000 for the three months ended September 30, 1999, a decrease of $128,000 over 1998. The decrease is attributable to the Company's partial repayment of debt to SFSC and Consumer Portfolio Services, Inc. ("CPS").

         Corporate income tax expense totaled $175,000 and $15,000 for the three months ended September 30, 1999 and 1998. The expense represents the amount of taxes due as a result of the excess inclusion interest resulting from the securitization of the Company's loans in June, 1998. The Company's net operating loss carryforward cannot be used to reduce the tax liability resulting from excess inclusion interest.

Results of Continuing Operations for the Nine Months Ended September 30, 1999 and 1998

Residential Mortgage Banking

         A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):

                                            Nine months ended September 30,
                                            -------------------------------
                                                 1999           1998
                                               --------       --------
MPS (principally sub-prime)
---------------------------

Gains on sales of loans
  and other fee income                         $  6,416       $  9.709
Interest income                                   2,035          3,227
Compensation and benefits                         7,357          5,875
Interest expense                                  1,305          2,281
Other expenses                                    3,104          3,266

Loans originated                               $188,955       $245,509
Loans sold                                     $198,366       $232,809
Gains on sales of loans and other fee
  income as a percent of loans originated          3.40%          3.95%
Compensation and benefits
  as a percent of originations                     3.89%          2.39%
Other expenses as a percent
  of originations                                  1.64%          1.33%

Net interest income as a
  percent of originations                           .39%           .39%

PAMCO (principally prime)
-------------------------

Gains on sales of loans
  and other fee income                         $ 10,997       $ 12,156
Interest income                                   2,063          2,409
Compensation and benefits                         7,347          7,712
Interest expense                                  2,040          2,416
Other expenses                                    2,438          2,074

Loans originated                               $402,833       $441,695
Loans sold (2)                                 $366,672       $363,785
Gains on sales of loans and other fee
  Income as a percent of loans originated          2.73%          2.75%
Compensation and benefits
  as a percent of originations                     1.82%          1.75%
Other expenses as a percent
  of originations                                   .61%           .47%
Net interest income (expense) as a
  percent of originations                           .01%           .00%

(2)      Includes loans totaling $27,766,000 in 1999 and $36,699,000 in 1998 that were closed in the name of a third party (brokered-out).

MPS operations

         For the nine months ended September 30, 1999 the loss from the MPS mortgage operation totaled $3,315,000 as compared to earnings of $1,513,000 for the same period in 1998. Revenues declined $4,484,000 or 35% over 1998 and expenses increased $344,000 or 3% over 1998. Net gains on loan sales and other fees declined from 3.95% as a percent of loans originated in the first nine months of 1998 to 3.40% as a percent of loans originated in first nine months of 1999.

         Compensation expenses as a percent of production increased to 3.89% in 1999 from 2.39% in 1998. The increase is attributable to deferred compensation expense of $921,000 or .49% of production, as compared to $0 in 1998 and increased processing and underwriting costs in addition to the decline in its production.

         Other expenses increased to 1.64% of production for the nine months ended September 30, 1999 from 1.33% of production for the nine months ended September 30, 1998. The increase was attributable to increased processing and underwriting costs discussed above and the decline in loan originations.

         Net interest spread as a percentage of production remained at .39% for the nine months ended September 30, 1999 as compared to 1998.

PAMCO operations

         For the nine months ended September 30, 1999, PAMCO, earned $1,235,000 as compared to $2,362,000 for the nine months ended September 30, 1998. Operating revenues totaled $13,060,000 as compared to $14,564,000 for 1998 and expenses totaled $11,825,000 as compared to $12,202,000 for 1998.

         Gains on sales of loans and other loan fees as a percent of production was 2.73% for the nine months ended September 30, 1999 as compared to 2.75% for the nine months ended September 30, 1998. Compensation expenses as a percent of production increased to 1.82% from 1.75% for the nine months ended September 30, 1998 resulting from compensation increases for support personnel offset partially by reduced benefit costs. Other expenses as a percent of originations increased from .47% for the nine months ended September 30, 1998 to .61% for the nine months ended September 30, 1999 as a result of increased expenditures for advertising and increased loan processing costs.

         Net interest income as a percent of production was .01% for the nine months ended September 30, 1999 to as compared to .00% for the same period in 1998.

Corporate and Intercompany Eliminations

         Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

         Compensation expense totaled $445,000 for the first nine months of 1999 as compared to $1,207,000 in 1998. The decrease was attributable to option termination related charges totaling $585,000 in 1998 as compared to $91,000 in 1999 and a reduction in incentive compensation expense and personnel in 1999.

         Interest expense totaled $1,112,000 in 1999, a decrease of $348,000 over 1998. The decrease is attributable to the Company's repayments of debt to SFSC and CPS.

         Corporate income tax expense totaled $175,000 and $15,000 for the three months ended September 30, 1999 and 1998. The expense represents the amount of taxes due as a result of the excess inclusion interest resulting from the securitization of the Company's loans in June, 1998.

         DISCONTINUED OPERATIONS

         Discontinued operations consists of the CPFI and NAFCO lending activities.

         A summary of the operating results of the discontinued operations are as follows:

                                            Three months ended September 30,      Nine months ended September 30,
                                            --------------------------------      -------------------------------
                                                 1999               1998               1999               1998
                                               -------             ------            -------             ------
Revenues, principally interest                 $ 1,151             $1,536            $ 3,357             $5,190
Provision for losses                                63                 81                173                278
Provision for marked losses                        298                 --              1,377                 --
Expenses                                           975              1,274              2,712              4,274
                                               -------             ------            -------             ------

Earnings (loss) from discontinued
 operations                                    $  (185)            $  181            $  (905)            $  638
                                               =======             ======            =======             ======

         The loss from discontinued operations for 1999 is primarily attributable to write downs totaling $298,000 for the three months ended September 30, 1999 and $1,377,000 for the nine months ended September 30, 1999 in order to reflect the fair market value of the commercial loan portfolio. Additionally, the average balances of the loan portfolio has declined from the same period in 1998 which reduced the net interest income of the discontinued operations.

         On September 29, 1999 the Company sold approximately $23,400,000 in construction loans to a financial institution. A loss of approximately $50,000 was recorded as a result of the transaction.

         Management expects that the majority of the remaining assets consisting primarily of loans receivable, of the discontinued operations will be disposed of by December 31, 1999, either through sale or maturity of the loans.

         LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 1999, the Company had approximately $11,212,000 in cash as compared to $4,898,000 at December 31, 1998. Of those amounts $9,972,000 and $3,952,000 as of September 30, 1999 and December 31, 1998, respectively, was restricted to usage for mortgage loan fundings and repayments under the Company's residential warehouse line of credit.

         Total assets have decreased to $78,741,000 at September 30, 1999 from $113,315,000 at December 31, 1998. The decrease is principally attributable to the decline in the mortgage loan production at MPS and, as a result of increasing interest rates, a decline in mortgage loan production at PAMCO.

         In October 1999 MPS entered into an amendment of its line of credit agreement with Bank United in Houston, Texas. The amended line of credit totals $80,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.25% to 2.25%) over the one-month LIBOR. The line of credit matures June 15, 2000. The mortgage loans receivable of MPS (including PAMCO) are pledged as collateral for the line of credit. At September 30, 1999, $46,549,000 was borrowed under the line.

         CPFI has received an extension of its line of credit with Bank United to December 31, 1999 along with a reduction in total borrowing availability to $10,000,000. The line of credit is secured by CPFI's construction loans receivable. As of September 30, 1999, $5,536,000 was outstanding under the line bearing interest at various spreads (ranging from 2.00% to 3.75%) over the one month LIBOR depending on the collateral.

         NAFCO's line of credit totals $6,500,000. The line bears interest at the prime rate and matured on October 30, 1999. As of September 30, 1999, $2,535,000 was borrowed. Substantially all of the assets of NAFCO are pledged as collateral for the line.

         As discussed in Item 3 of Part II below the Company has notified the MPS lenders that it does not meet the guarantors net worth requirement under the MPS line of credit. The Company's request for a waiver is pending. Additionally, the NAFCO line of credit has matured and NAFCO has notified its lender, that due to write-downs of the loans held for sale as part of the liquidation of NAFCO, it does not meet its net worth requirement under the loan agreement. NAFCO has requested a reduction in its net worth requirement and an extension of the line of credit to March 31, 2000. This request is also pending. Failure to obtain the requested waivers, extensions and modifications to these debt agreements could have a material adverse effect on the Company's ability to continue its regular business operations.

         At September 30, 1999, the Company has borrowed under notes and a line of credit from SFSC totaling $9,277,000 summarized as follows:

Payee         Type                Original Date               Maturity                   Balance           Rate
-----         ----                -------------               --------                   -------           ----
SFSC          Line of Credit      August 28, 1997             September 30, 2000        3,500,000           16%
SFSC          Note                December 30, 1997           January 3, 2000           4,000,000           13%
SFSC          Note                March 12, 1998              January 3, 2000             900,000           13%
SFSC          Note                March 13, 1998              January 3, 2000             877,000           13%

         Proceeds from the borrowings were used to invest in the Company's subsidiaries. All loans require the payment of interest quarterly with principal due at maturity. The proceeds from the line of credit executed on August 28, 1997 are limited to usage at MPS. The total commitment is $5,000,000, of which $3,500,000 is currently outstanding. Each note may be prepaid, partially or in full, without penalty at any time. Any partial repayment may not be re-borrowed. Charles E. Bradley, Sr., who is an officer and director of NAB, and Charles E. Bradley, Jr., who is a director of NAB, together own a majority interest in SFSC. Messrs. Bradley, Sr., Bradley, Jr., are officers and directors of CPS.

         On March 29, 1999 NAB entered into a Payment Deferral Agreement with SFSC in which SFSC agreed to extend the maturity dates on NAB's $5,777,000 in notes payable to SFSC that were due June 30, 1999 to January 3, 2000. Additionally, SFSC agreed to defer interest payments on all notes due from NAB until January 3, 2000. The Company continues to pursue the refinancing of those notes with third parties but to date has been unsuccessful. There can be no assurance that such refinancing can be accomplished and, if no financing is obtainable, that SFSC would agree to extend the maturity dates.

            On May 12, 1999 the Company advanced SFSC $921,000 pursuant to a promissory note. The note bears interest at 16%, payable quarterly. The principal is due and payable on September 30, 2000. As of September 30, 1999 $644,000 has been repaid.

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

         The Company also identified non-information technology systems (non-IT systems) critical to the business operation such as telephone and paging systems. Substantially, all of these systems were purchased subsequent to mid-1996 and were Year 2000 compliant when purchased.

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

         Costs

         The costs incurred to bring the Company's internal systems into year 2000 compliance and the costs of equipment acquisitions are not expected to have a material impact on the Company's financial position. The Company has incurred approximately $135,000 in costs to date primarily related to software upgrades. The Company expects continuing costs related to internal resources to monitor vendor progress towards being Year 2000 compliant and to purchase software or software upgrades for non-critical systems. The cost of these internal resources and software is estimated to be $15,000.

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

PART II - OTHER INFORMATION

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         The Company has notified the MPS lenders that it does not meet the guarantors net worth requirement under the MPS line of credit. The Company's request for a waiver is pending. Additionally, the NAFCO line of credit has matured and NAFCO has notified its lender, that due to write-downs of the loans held for sale as part of the liquidation of NAFCO, it does not meet its net worth requirement under the loan agreement. NAFCO has requested a reduction in its net worth requirement and an extension of the line of credit to March 31, 2000. This request is also pending. Failure to obtain the requested waivers, extensions and modifications to these debt agreements could have a material adverse effect on the Company's ability to continue its regular business operations.

ITEM 5:  OTHER INFORMATION

         Effective at the close of business on November 5, 1999 the Company was delisted from NASDAQ trading due to the price of the Company's common stock falling below the $1 minimum. On November 8, 1999 the Company began trading on the OTC Bulletin Board.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  1) EX-10.22 First Amendment to Credit Agreement between Mortgage Portfolio Services, Inc., and Bank United dated June 15, 1999

                  2)       EX-27 Financial Data Schedule

         (b) Reports on Form 8-K

                  Form 8-K dated September 29, 1999 reporting the sale of approximately 23,400,000 of construction loans

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           Dated:  November 15, 1999


                           By: /s/ Charles E. Bradley, Sr.
                               -------------------------------------------------
                               Charles E. Bradley, Sr.
                               Chairman of the Board and Chief Executive Officer


                           By: /s/ Alan Ferree
                               -------------------------------------------------
                               Alan Ferree
                               Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                              Description
------                              -----------

 10.22     First Amendment to Credit Agreement between Mortgage Portfolio
           Services, Inc., and Bank United dated June 15, 1999

 27        Financial Data Schedule