Form 10-K
period 1999-12-31
NAB ASSET CORP
filed 2000-03-30
CIK 873458

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 1999
                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 15, 2000 was $1,114,000 based upon the closing price as of such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

Title of Class                                   Outstanding at March 15, 2000
Common Stock                                                5,091,300

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12 and 13, will be included in a definitive proxy statement to be filed on or before April 30, 2000 pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART 1


ITEM 1. BUSINESS

THE COMPANY

         NAB Asset Corporation, (the "Company" or "NAB") is a financial services company engaged in the residential lending business. The Company commenced operations in July 1991 following its acquisition and assumption of substantially all the assets and liabilities of National Asset Bank (a bank in liquidation) (the "Bank"). The Bank was formed in 1988 in connection with the merger of Allied Bancshares, Inc. ("Allied") with a subsidiary of First Interstate Bancorp ("First Interstate") for the purpose of liquidating various non-performing loan and real estate assets held by Allied and its subsidiaries for the benefit of the prior Allied stockholders. Until June 5, 1996, the Company's business consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the accounts of others. The Company's business activities were limited to the ownership, collection and sale of the assets acquired by the Company from the Bank, the investment in and management of four privately held limited partnerships formed for the purpose of acquiring non-performing and other troubled loans.

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

         Simultaneously with the merger, the Company amended its Articles of Incorporation and By-laws to remove the previous operating restrictions on NAB and, in order to preserve the Company's large net operating loss ("NOL") for tax purposes, to restrict the acquisition of 5% or more of the outstanding shares of New Common Stock of the Company so as to prevent the occurrence of an ownership change under Section 382 of the Internal Revenue Code of 1986 (Section 382), as amended. Section 382 provides in general that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of such ownership change with NOLs and certain built-in losses existing at the date of such ownership change will be subject to an annual limitation. The Company's NOL's could become subject to certain limitations on utilization in the event the Company undergoes an ownership change within the meaning of Section 382.

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

         On August 31, 1997, MPS acquired the fixed assets and employed the personnel of the single-family mortgage lending division of Pacific Southwest Bank ("PSB"), a Dallas based savings and loan. A premium of $200,000 was paid for the operation. In 1999 and 1998, the Company incurred additional purchase premiums of $18,000 and $195,000 respectively based on 1999 and 1998 production levels. The division, Pacific American Mortgage Company ("PAMCO") is primarily engaged in mortgage lending through eleven retail branches in seven states. Substantially all PAMCO mortgage loan originations are conventional conforming, non-conforming and government insured mortgages (prime).

THE BUSINESS

         Through MPS, the Company originates, acquires, warehouses and sells residential mortgage loans. MPS originates both conventional and government insured mortgages (prime originations) and originates non-conforming residential mortgage loans that are not salable to the government-sponsored entities or the government agencies. These loans are commonly referred to as sub-prime loans.

         MPS also has a division that services construction loans that are made to consumers. These loans are originated through the PAMCO retail branches. The construction loans are originated in conjunction with the customer's permanent mortgage (one-time closings). Originations of these loans in 1999 and 1998 totaled $22 and $24 million, respectively. This amount represents the total commitment of funds not necessarily the ultimate amount disbursed. Amounts outstanding at December 31, 1999 and 1998 totaled $3,330,000 and $9,465,000, respectively. Originations of this product has declined over the past two years as financial institutions in the areas where PAMCO originates these loans, principally northern California, have begun to offer the product at more competitive rates.

Origination Strategies

         Retail Originations

         PAMCO originates loans through thirteen branches in six states using account executives that solicit loans through real estate agents, homebuilders and referrals from previous customers. PAMCO has 28 account executives soliciting loans in this manner. PAMCO retail originations totaled $444 million in 1999 and $549 million in 1998. Retail prime originations totaled $433 million in 1999 and $534 million in 1998. Retail sub-prime originations totaled $11 million in 1999 and $15 million in 1998.

         In late 1998, MPS began a direct to consumer solicitation program through the internet. Preliminary applications are completed on-line by prospective customers. The applications are then processed underwritten and closed by MPS personnel. In 1999 MPS discontinued this origination strategy. MPS is currently developing a business to business internet site that will assist its wholesale customers in the loan origination process. The internet site will contain pricing and product information and allow the customer to track the status of loans in the process of underwriting and closing.

         In 1999 MPS began to enter into the retail sub-prime origination market. At December 31, 1999 MPS had one branch in Virginia. This branch originates both prime and sub-prime mortgage loans through direct contact with the consumer. Since December 31, 1999 MPS has hired a senior level executive to seek out additional branches. These branches are operated as "net branches". A net branch manager or owner receives a portion of the profit of a branch. These profits are calculated under various formulas, but generally are the revenues relating to the loans produced by the branch less direct expenses and an charge from MPS for providing support services. Retail originations in 1999 amounted to less than $1 million.

         Wholesale Originations

         In 1999 MPS originated approximately 72% of its sub-prime mortgage loans using a network of approved independent mortgage brokers. PAMCO also originated approximately 11% of its mortgages in the same manner through a branch in northern California. All loans are underwritten and closed centrally. A fee is normally paid to the mortgage broker of up to 2% of the loan amount for sub-prime loans and 3% of the loan amount for prime loans. Wholesale sub-prime originations totaled $203 million in 1999 and $234 million in 1998. Wholesale prime originations totaled $55 million in 1999 and $63 million in 1998.

         Correspondent Originations

         In 1999 MPS originated approximately 20% of its sub-prime loans by purchasing closed loans from other mortgage bankers. These loans are underwritten by MPS prior to purchase. Correspondent sub-prime production was $41 million in 1999 and $83 million in 1998.

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

         Forward Commitments

         MPS enters into commitments with investors to sell sub-prime mortgage loans at an agreed to price assuming certain criteria are met. The commitments also contain formulas that would allow the investor to pay less than the maximum price if those criteria were not met. These commitments generally provide for maximum delivery amounts and specific time periods for delivery ranging from three to six months

         Securitization

         In June 1998 MPS completed its first securitization of approximately $51,000,000 of sub-prime loans. In a securitization, the owner of loans sells loans to a trust which in turn issues mortgage loan asset backed securities to investors. The cash received is then distributed to the owner. The owner also receives an interest in the excess cash flow generated from the sold loans which is called a residual interest. The holder of the security then receives the stated interest on the security and the principal repayments on the underlying loans. The security that MPS issued was insured by a monoline insurance company and the underlying mortgages were insured, as to credit losses, up to 5% of the original principal balance of the loans sold to the trust under a pool policy issued by a mortgage insurance company. Additionally a portion of the excess cash flows accruing to MPS monthly are held in trust until certain minimum levels of cash reserves are achieved.

         MPS recorded a gain on sale of loans equal to the present value of the cash flows to be received over the life of the securities. This gain was calculated using prepayment and loss assumptions that affect the future cash flows to be received. MPS is also the servicer of the loans and as a result receives a portion of the monthly interest paid by the borrowers as a fee.

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

         In connection with financing MPS's mortgage loans receivable, most financial institutions will not finance 100% of the loan amount. MPS will generally be required to contribute, in addition to the normal costs of operating the origination function, two percent of the principal amount of the loan. MPS must generate sufficient cash flow from sales of mortgage loans to fund the negative cash flow associated with the origination of its loans. Additionally, the term of MPS's financing agreements is generally one year and there can be no assurance that the financing can be renewed or replaced or if renewed or replaced at the same or more favorable terms.

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

         The business of MPS could be negatively affected if there is a downturn in the economy in the geographic areas served by MPS, which results in a decline for consumer credit or in real estate values. If originations decline, sales of mortgage loans, the main source of MPS's revenue will also decline. Declining real estate values inhibit the borrower's ability to refinance and obtain cash based on the value of the borrowers property.

         Fluctuations in interest rates may adversely affect MPS's loan production. Substantial increases in long-term interest rates generally result in a decline in mortgage originations. A large decline in interest rates may result in unusually large prepayments which, under the terms of the contracts governing MPS's sales of mortgage loans, could require MPS to reimburse the purchasers of such loans for a portion of the servicing release premium paid by them for such loans. Approximately 66% of MPS's loan production is at a fixed rate of interest. If short-term interest rates rise, MPS's borrowing cost would increase, resulting in a decline in the spread (the difference between interest received on loans and paid on borrowings) MPS earns. Additionally, prices paid for the Company's loans may be negatively impacted. An increase in short-term interest rates would also negatively impact the value of MPS's residual interest in securitization as a portion of the payments made to bondholders adjust based upon movements in the LIBOR.

         The Company's sub-prime mortgage loan production in 1999 represented 34% of the Company's total loan production and revenues through the sale of its sub-prime loans totaled $7,405,000 or 27% of the Company's consolidated revenue. The Company is highly dependent upon bulk sale and forward commitment deliveries for its sub-prime revenue. The number of financial institutions purchasing sub-prime mortgages has declined over the past two years. Competitors that have greater capital and financial resources than the Company have access to the financial markets to securitize their sub-prime production. If investors of the Company's sub-prime mortgage loans continue to exit the market it would have a material adverse effect on the Company. In 1999 two customers accounted for $5,791,000 or 74% of the Company's gains on sales of sub-prime mortgage loans.

         During 1999, approximately $9,469,000 or 71% of the Company's gain on sale of loans were as a result of loan sales to three customers.

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

DISCONTINUED OPERATIONS

         In the third quarter of 1999 the Company elected to dispose of two of its operating segments, Construction Portfolio Funding, Inc. ("CPFI") and NAFCO, Inc. ("NAFCO").

         CPFI began operations in December 1997 and was engaged in the business of providing financing and servicing to residential homebuilders for the construction of single family residences and, to a lesser extent, acquisition and development loans, lot loans and model home loans to those homebuilders.

         NAFCO began operations in January 1997 and was a lender to companies in the rent-to-own and rental purchase business.

EMPLOYEES

         At December 31, 1999 the Company and its subsidiaries employed 237 persons. Of that total MPS employed 119 persons, PAMCO employed 113 persons and NAB employed 3 persons at the corporate level. Two persons were employed by the discontinued operations.

ITEM 2. PROPERTIES

         The Company's executive offices, totaling 888 square feet and located in Mission Viejo, California, are leased at an annual base rent of $17,000. The lease expires in April of 2001.

         The Company through its subsidiaries also leases 55,000 square feet and occupies 38,000 square feet in Dallas for administrative and sales functions relating to its mortgage banking operations. One lease representing 14,000 square feet expires in August 2000 and will not be renewed. MPS leases office space for its branches in Arizona, California, Colorado, Florida, Nevada, Tennessee and Texas. The offices vary in size depending on the origination volume in each location.

         The Company believes that its facilities are adequate for its immediate needs and that additional space is available at a comparable cost if needed.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to lawsuits which arise in the ordinary course of its business. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from existing and threatened lawsuits would not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         No matters were submitted to a vote of the Company's stockholders during the fiscal quarter ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's common stock trades on The OTC Bulletin Board under the symbol "NABC.OB". The following table sets forth the quarterly high and low sale prices for the common stock.

                                                                PRICE
                                                      -------------------------
                                                      HIGH           LOW
                                                      ----------     ----------
     Year ended December 31, 1998
          First Quarter                               3-1/4           2-1/8
          Second Quarter                              4               2-3/8
          Third Quarter                               2-7/8           1-3/8
          Fourth Quarter                              2-1/4           1-1/4

     Year ended December 31, 1999
          First Quarter                               1-5/8           1-1/32
          Second Quarter                              1-1/4            13/16
          Third Quarter                               1                 5/16
          Fourth Quarter                                5/8             3/16

         As of February 29, 2000, there were approximately 7,200 shareholders of record.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                    As of and for the year ended December 31,
                  (all amounts in thousands, except share data)

                                                      1999            1998            1997           1996             1995(1)
                                                      ----            ----            ----           ----             -------
STATEMENT OF OPERATIONS:
  Revenues from continuing operations .......      $  27,210       $  35,676       $  16,213      $   1,414              $-
  Earnings (loss) from continuing operations          (5,000)           (634)          1,053           (796)             --
  Earnings (loss) from discontinued
   operations, net of income taxes ..........         (1,553)            796           1,181          2,344            (456)
  Net earnings (loss) .......................         (6,553)            162           2,234          1,548            (456)
 Basic and diluted earnings (loss) per share
     from continuing operations before
     cumulative change in accounting
     principle ..............................          (0.95)          (0.13)           0.21          (0.16)             --
  Basic and diluted earnings (loss) per share          (1.29)           0.03            0.44           0.30           (0.11)
  Weighted average number common shares
   outstanding ..............................          5,091           5,091           5,091          5,091           4,209
 BALANCE SHEET:
  Residential mortgage loans ................         46,029          78,911          45,472         12,648              --
  Construction loans ........................          3,330           9,465          13,091             --              --
  Total assets ..............................         64,406         113,317          83,235         17,904          22,720
  Total debt ................................         49,495          86,994          66,302         11,819              --
  Total liabilities .........................         62,313         104,203          75,080         12,298             744
  Shareholders' equity (net assets) .........          2,046           8,599           7,839          5,605          21,976
  Distributions .............................             --              --              --         21,883              --
  Book value per share ......................           0.40            1.69            1.54           1.10              --
  Cash distributions per share (2) ..........             --              --              --           3.64              --
  Transfer to liquidating trust per share (2)             --              --              --           1.56              --

(1)      All amounts relate to discontinued operations.

(2)      Paid on 4,208,835 shares of common stock

      Reference is made to Item 1. Business, for discussion of the merger between the Company and CPS Sub and the resulting distribution of cash and other assets to the shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read in conjunction with the Consolidated Financial Statements of the Company for the three years ended December 31, 1999.

GENERAL

         NAB is a financial services company engaged in two reportable segments, sub-prime and prime residential mortgage banking. The sub-prime residential mortgage banking segment (MPS) was acquired in July 1996 and the prime residential mortgage banking segment (PAMCO) was acquired in August of 1997. PAMCO is a division of MPS. In the third quarter of 1999, the Company began disposition efforts related to two other segments, residential construction lending (CPFI) and commercial lending (NAFCO). The residential construction lending business, begun in December, 1997, originated and held for investment single family residential construction loans to homebuilders and to a lesser extent lots, model homes and acquisition and development projects for those homebuilders. The commercial finance operations, begun in January, 1997, provided financing to operators of rent-to-own or rental purchase retailers. In 1997 the Company sold its interest in its retail automobile sales business. Prior to the Merger on June 5, 1996, the Company's primary operations consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others.

FINANCIAL CONDITION

         Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated. Prices paid for the Company's sub-prime production declined in excess of 200 basis points. The Company, in response, entered into forward commitments to protect itself from any continued deterioration in sales prices, lowered the prices it paid for its wholesale and correspondent production and reduced its workforce in certain areas. As a result of lowering its prices, the Company's sub-prime loan production has declined. The decline in sales prices and the reduced levels of originations of sub-prime mortgages has resulted in losses in the sub prime segment.

         Increases in long term interest rates over the past twelve months have severely reduced the mortgage banking industry's level of prime originations, particularly the refinancing of borrower existing indebtedness to a lower rate. Although historically PAMCO has not relied on the refinance business, the Company's origination of prime mortgages has declined. On a reportable segment basis, the prime origination segment of the Company was profitable but at levels below 1998.

         In order to maintain its net operating loss carryforwards the Company is limited under Section 382 of the Internal Revenue Code of 1986 as to issuance of new common shares in order to raise additional capital. The Company has relied on borrowings to grow its operations. Historically the Company has relied on Stanwich Financial Services Corp. ("SFSC") and CPS to provide funds to support the additional growth of the Company. Charles E. Bradley, Sr., who is an officer and director of NAB, and Charles E. Bradley, Jr., who is a director of NAB, together own a majority interest in SFSC.

         Operating income from the two reportable segments has been insufficient to cover the corporate expenses and interest to date. The Company continues to minimize, to the extent possible, expenses for the ongoing operation and to expand its origination network without requiring any capital.

         In order to reduce the debt to SFSC and CPS, the Company elected to dispose of its investment in CPFI and NAFCO. Proceeds from the disposal have been and will continue to be used, as funds become available, to reduce the outstanding indebtedness to SFSC. The notes payable to CPS were paid in full during 1999.

         Loans Held For Sale

         The Company's mortgage loan production and its originations of construction loans to individuals (one-time closings) are financed under a $80,000,000 line of credit with a federal savings bank of which $40,218,000 was outstanding at December 31, 1999. The interest rates charged on the line of credit vary based on the type of loan, such as prime, sub-prime and construction. Generally the Company must fund 2% of the mortgage loan amount and 10% of the outstanding balance of the construction loan. The interest rate charged the Company is based upon a spread over the one month London Inter Bank Offering Rate ("LIBOR") ranging from 1.25% to 2.50%.

         At December 31, 1999 residential mortgage loans held for sale totaled $46,029,000. Of this amount $25,525,000 was conventional and government insured or guaranteed loans (prime) and $20,504,000 was sub-prime loans.

         The prime loans are sold individually to large mortgage bankers or financial institutions. The Company represents and warrants to the investor that the loans were underwritten to the appropriate guidelines. The sub-prime loans held for sale at December 31,1999 are generally being sold through forward commitments. The Company generally represents and warrants to the investor that each sub-prime loan was underwritten to the Company's guidelines and that the borrowers financial position is the same at the date of delivery to the investor as the origination date. The Company also agrees to reimburse the investor a portion of the purchase premium if the loan pays in full over a period of up to one year. The Company defers a portion of the purchase premium, which reduces the gain recorded on each loan sale, to cover the potential liability resulting from the warranties given to the investor.

         At December 31, 1999 the liability as a result of the warranties given to the purchasers of the Company's loans totaled $956,000. Additions to the liability totaled $1,141,000 in 1999, $1,555,000 in 1998 and $617,000 in 1997.
Such additions are charged to gains on sales of loans.

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

         The performance of the loans underlying the security through December 31, 1999 is as follows:

                                                             Fixed Rate            Adjustable Rate
Remaining Principal                                          $21,925,000               $15,479,000
Annualized prepayment rates                                        12.2%                     20.9%
Cumulative losses                                                $28,000                         -
Delinquency percentages
  30-59 days                                                        .43%                     2.46%
  60-89 days                                                        .54%                     2.17%
  Over 90 days                                                      .81%                     1.25%
  Delinquent bankruptcies                                          1.79%                      .98%
  Loans in foreclosure                                             3.53%                     4.25%
  Foreclosed loans                                                  .86%                     4.43%
  Total delinquencies                                              7.96%                    15.54%

         The Company purchased a mortgage pool insurance policy that covers all losses up to 5% of the initial pool balances. Total loss coverage under the pool insurance policy is $2,569,000. The fee is .52% annually of the unpaid principal of the loans. The pool insurance policy stipulates that the loans covered must be current at the date of the policy. Three loans were delinquent at that date and subsequently were foreclosed upon and sold. Two loans were repurchased by the Company and the remaining loan incurred a loss of approximately $28,000.

         In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral held by the trust. The over-collateralization account is required by the servicing agreement to be maintained at 2.75% of the fixed rate balance and 4% of the adjustable rate balance of the securities. The Company has met the original minimum over-collateralization requirement as set forth by the bond insurer. One of the requirements set forth by the bond insurer is that the interest rate spread between the adjustable rate loans and the underlying bonds, after expenses must be 2.5%. At December 31, 1999 this requirement was not met. A formula is used to calculate the new required over-collateralization based upon the extent of the spread deficiency. Based on the formula, assuming the deposits to the over-collateralization account continue at present levels and there is not a significant increase in the underlying bond rates, the Company expects to begin receiving cash flow from the security in the second quarter of 2000.

         The residual interests in the securitization of loans represents the sum of 1) the net interest receivable (NIR) which is the present value of the difference between the contractual interest rates on the loans and the rate paid to the buyer or bondholder using various prepayment, discount rate and loss assumptions and 2) the over-collateralization account which is the excess monthly cash flows, other than servicing revenues, that are required to be maintained with the trustee until certain over-collateralization levels are met. The residual interest is accounted for as a trading security and as such is recorded at its estimated fair value. The Company is not aware of an active market for the purchase or sale of the residual interests. Accordingly, the Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved.

         At December 31, 1999 and 1998 the residual interests in the securitization consisted of the following:

                                         1999             1998
                                         ----             ----
NIR                                   $1,978,000       $2,900,000
Over-collateralization account         1,700,000          634,000
                                       ---------          -------
                                      $3,678,000       $3,534,000
                                      ==========       ==========

         At December 31, 1999 the assumptions used in the valuation of the residual interests were as follows:

         The assumptions used in the valuation of the residual interests were as follows:

                                             December 31, 1999             Original Assumptions
                                        ----------------------------    ---------------------------
                                           Fixed       Adjustable          Fixed       Adjustable
                                        ------------- --------------    ------------- -------------
Discount rate                               12%            12%              12%           12%
Weighted average life                    4.58 years    2.77 years       3.94 years     3.16 years
Prepayment speeds-ramp up to               17%CPR        35%CPR            24%CPR        25%CPR
Cumulative defaults                        15.50%        18.00%            8.00%         10.00%
Cumulative losses, net of losses
  covered by pool insurance                 .62%          .71%              .40%          .50%
Delinquencies (over 30 days)               13.00%        13.00%            8.00%         8.00%

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

         Escrow balances on securitized loans serviced by the Company are not included in the accompanying consolidated balance sheets and totaled $27,000 and $109,000 at December 31, 1999 and 1998, respectively.

         Discontinued Operations

         In the third quarter of 1999 the Company elected to dispose of two of its operating segments, CPFI and NAFCO.

         At December 31, 1999 CPFI had $5,409,000 in remaining assets of which $5,122,000 were loans receivable. The allowance for losses totaled $164,000 at that date. The remaining loans receivable which represent loans to six customers are expected to be paid either through maturity or sale of the collateral by the end of the second quarter of 2000. At December 31, 1999, CPFI had outstanding bank borrowings of $2,914,000 secured by loans receivable. The borrowings were repaid in the first quarter of 2000.

         At December 31, 1999 NAFCO had two loans remaining totaling $974,000, net of allowance for losses. These two loans were disposed of in January 2000.

         RESULTS OF OPERATIONS

         YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31,
1998

         For the year ended December 31, 1999 the Company reported a loss from continuing operations, before cumulative change in accounting principle of $(4,845,000), compared to a loss from continuing operations of $(634,000) for the year ended December 31, 1998. In 1999 the Company disposed of its construction and commercial lending operations. Including discontinued operations the Company reported a net loss of $(6,553,000) in 1999 as compared to net earnings of $162,000 in 1998.

         The 1999 loss was principally due to three factors: the continued losses associated with the Company's sub prime mortgage lending operation, MPS; a decline in PAMCO's originations resulting from an increase in long-term interest rates; and the losses associated with disposal of the Company's commercial lending operation, NAFCO.

         PAMCO's mortgage production declined approximately 18% over 1998. Rising long-term interest rates have reduced originations in general in the prime mortgage banking industry as a whole. Although still profitable, the PAMCO segment contributed less earnings than in prior periods.

         The Company recorded $1,962,000 in losses in 1999 for the discontinued operations of NAFCO, which was primarily a result of the disposal of the commercial loan portfolio.

         The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company's operating segments for the years ended December 31, 1999, 1998 and 1997. The results of operations include acquired operations and businesses since the acquisition date. A summary of the operating profits and losses by the Company's operating segments is as follows:

                                                     1999          1998           1997
                                                     ----          ----           ----
Revenues:
     Residential mortgage banking-sub-prime...    $ 10,663       $ 15,427       $ 10,856
     Residential mortgage banking-prime ......      16,329         19,634          5,245
     Corporate and intercompany eliminations..         218            615            112
                                                  --------       --------       --------
          Total revenues: ....................      27,210         35,676         16,213

Costs and expenses:
     Residential mortgage banking-sub-prime...      14,842         15,308          8,475
     Residential mortgage banking-prime ......      15,026         16,997          4,690
     Corporate and intercompany eliminations..       2,187          4,005          1,995
                                                  --------       --------       --------
          Total costs and expenses ...........      32,055         36,310         15,160
                                                  --------       --------       --------
Operating profit (loss):
     Residential mortgage banking-sub-prime...      (4,179)           119          2,381
     Residential mortgage banking-prime ......       1,303          2,637            555
     Corporate and intercompany eliminations..      (1,969)        (3,390)        (1,883)
                                                  --------       --------       --------
Earnings (loss) from continuing operations...
 before cumulative effect of change
 in accounting principle ....................     $ (4,845)      $   (634)      $  1,053
                                                  ========       ========       ========

         The Company operates its mortgage banking activities through its 81% owned subsidiary MPS. The mortgage banking operations has two primary divisions, sub-prime and prime. The prime origination function operates as Pacific American Mortgage Company or PAMCO, which was acquired in August of 1997. MPS and PAMCO originate loans in 42 states.

         Residential mortgage loan production for 1999, 1998 and 1997 is summarized as follows (in thousands):

                                     Prime (1)                                      Sub-prime
                          1999          1998          1997           1999         1998          1997
                          ----          ----          ----           ----         ----          ----
Retail:
Originations
obtained from the
consumer                $433,156      $534,497      $150,621      $ 11,497      $ 14,785      $  6,362

                                     Prime (1)                                      Sub-prime
                          1999          1998          1997           1999         1998          1997
                          ----          ----          ----           ----         ----          ----
Wholesale:
Loans received
from mortgage
brokers and closed
in MPS's name             55,086        63,181        11,096       202,714       234,999       145,305

Correspondent:
Closed loans
purchased from
other mortgage
originators                   --            --            --        41,472        83,144        59,567
                        --------      --------      --------      --------      --------      --------
                        $488,242      $597,678      $161,717      $255,683      $332,928      $211,234
                        ========      ========      ========      ========      ========      ========

         Total combined 1999, 1998 and 1997 originations by state are as follows (in thousands):

                               1999                          1998                           1997
                    --------------------------    --------------------------     --------------------------
                        Originations    Percent      Originations    Percent        Originations    Percent
Texas                     $323,600        43%          $365,667         39%           $136,222         37%
California                 160,876         22           154,631          16             36,326          10
Tennessee                   65,947          9            98,772          11             36,953          10
Colorado                    43,624          6            71,072           8             24,056           6
All others (38)            149,878         20           240,464          26            139,394          37
                           -------         --           -------          --            -------          --
                          $743,925       100%          $930,606        100%           $372,951        100%
                          ========       ====          ========        ====           ========        ====

         Mortgage banking revenues consist of primarily gains from the sales of loans, fees collected from the borrower or mortgage broker/banker and interest earned on mortgage loans held for sale. Expenses consist primarily of compensation and benefits and interest expense.

         A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):

                                                1999                  1998                  1997
                                                ----                  ----                  ----
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                          $8,062               $11,630                $8,847
Interest income                                  2,601                 3,797                 2,009
Compensation and benefits                        9,475                 8,609                 4,717
Interest expense                                 1,657                 2,769                 1,531
Other expenses                                   3,710                 3,930                 2,227

Loans originated                              $244,197              $318,240              $204,872
Loans sold                                    $250,489              $305,652              $197,855
Gains on sales of loans and
  other fee income as a percent
  of loan sales                                  3.22%                 3.80%                 4.47%
Compensation and benefits
  as a percent of originations                   3.88%                 2.71%                 2.30%
Other expenses as a percent
  of originations                                1.52%                 1.23%                 1.09%
Net interest income as a
  percent of originations                         .39%                  .32%                  .23%

PAMCO (principally prime) (1)

Gains on sales of loans
  and other fee income                         $13,773               $16,459                $4,516
Interest income                                  2,556                 3,175                   729
Compensation and benefits                        9,189                10,520                 2,971
Interest expense                                 2,522                 3,383                   863
Other expenses                                   3,315                 3,094                   856

Loans originated                              $499,728              $612,366              $168,079
Loans sold   (2)                              $524,071              $595,209              $140,733
Gains on sales of loans and
other fee income as a percent
  of loan sales                                  2.63%                 2.77%                 3.21%
Compensation and benefits
  as a percent of originations                   1.84%                 1.72%                 1.77%
Other expenses as a percent
  of originations                                 .66%                  .51%                  .51%
Net interest income (expense)
  as a percent of originations                    .01%                (.03%)                (.08%)

(1) PAMCO operations are shown from date of acquisition, August 31,1997.

(2) Includes loans totaling $39,123,000 in 1999, $53,911,000 in 1998 and
    $18,167,000 in 1997 that were closed in the name of a third party (brokered-out).

MPS operations

         For the year ended December 31, 1999 the MPS mortgage operation incurred losses totaling $(4,179,000) as compared to earnings of $119,000 in 1998. Revenues decreased $4,764,000 or 31% over 1998 and expenses decreased $466,000 or 3% over 1998.

         In late 1998 severe turmoil in the credit markets resulted in a credit crunch for the larger sub-prime lenders. Many of the larger lenders cut back production or eliminated entirely their loan production facilities. Additionally, spreads on sub-prime backed securities widened considerably, reducing the profitability of MPS's larger competitors and many of the firms that MPS sold loans to. In reaction to the turmoil the investors that continued to purchase loans reduced the price paid for such loans which negatively impacted MPS's spreads between the prices received upon the sale of the loans and the price or brokerage premiums paid to acquire the loans. As a result the net gain on loan sales declined from 3.80% as a percent of loans sold to 3.22%. MPS also tightened its underwriting standards which had a negative impact on origination volumes.

         Compensation expenses as a percent of production increased to 3.88% in 1999 from 2.71% in 1998. The increase is partially attributable to deferred compensation expense of $1,278,000 or .52% of production as compared to $778,000 or .24% of production in 1998. Additionally, processing and underwriting costs at MPS have remained higher as a percentage of loan production as the Company has increased its underwriting procedures and cost savings from staffing reductions have not completely offset the lower production levels.

         Other expenses increased in 1999 to 1.52% from 1.23% of production in 1998. The increase was attributable to the increased processing and underwriting costs discussed above.

         Net interest spread as a percentage of production increased from .32% in 1998 to .39% in 1999 as a result of higher rates charged borrowers.

PAMCO operations

         For the year ended December 31, 1999, MPS's principally prime production operation, PAMCO, earned $1,303,000. For the year ended December 31, 1998 PAMCO earned $2,637,000. Operating revenues totaled $16,329,000 as compared to $19,634,000 for 1998 and expenses totaled $15,026,000 as compared to $16,997,000 for 1998.

         Gains on sales of loans and other loan fees as a percent of loans sold was 2.63% in 1999 as compared to 2.77% in 1998. In periods of increasing interest rates the Company's competitors generally reduce rates relative to the sales prices that can be received. In order to maintain production levels, PAMCO will reduce prices or fees charged to borrowers. Compensation expenses as a percent of production increased to 1.84% from 1.72% in 1998 as PAMCO's average monthly mortgage production declined over 1998. Other expenses as a percent of originations increased to .66% in 1999 as compared to .51% in 1998 as a result of rising fixed costs, as a percentage of originations, such as rent and depreciation expense.

         Net interest income was .01% in 1999 as a percent of production as compared to net interest expense of .03% in 1998. Higher rates charged to borrowers were offset mostly by higher borrowing costs.

Corporate and Intercompany Eliminations

         Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

         Compensation expense totaled $592,000 in 1999 as compared to $1,316,000 in 1998. The decrease was attributable to a reduction in personnel costs of $184,000 in 1999 and a reduction in option termination related charges of $108,000 in 1999 from $636,000 in 1998. Interest expense totaled $1,776,000 in
1999, a decrease of $657,000 over 1998. The decrease was due to a total reduction in debt payable to CPS and SFSC of $3,600,000 from the end of 1998 to the end of 1999.

Discontinued Operations

         The discontinued operations, consisting of commercial and construction lending recorded losses in 1999 of $1,553,000 as compared to earnings of $796,000 in 1998. The 1999 loss included charges totaling $2,061,000 related to the disposition of loans and severance and disposal charges totaling $346,000.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

         For the year ended December 31, 1998 the Company reported a loss from continuing operations, before cumulative change in accounting principle of $(634,000) as compared to earnings from continuing operations of $1,053,000 for the year ended December 31, 1997. In 1997 the Company disposed of its retail automotive sales segment resulting in a gain of $1,384,000. Prior to the sale the discontinued operation incurred a loss of $271,000 for the period from January 1 to June 27, 1997 (the sale date).

         Earnings in 1998 were negatively impacted by principally three factors:

         1) Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated. Prices received by the Company's for its sub-prime production declined in excess of 200 basis points. The Company, in response, entered into forward commitments, lowered the prices it paid for its wholesale and correspondent production and reduced operating expenses in the sub-prime operation. As a result of lowering its prices, the Company's loan production declined. The decline in sales prices and the reduced levels of originations of sub-prime mortgages resulted in a loss in the fourth quarter.

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

         The decline in earnings resulted from the decline in sales prices in the fourth quarter of 1998. In that quarter severe turmoil in the credit markets resulted in a credit crunch for the larger sub-prime lenders. Many of the larger lenders cut back production or eliminated entirely their loan production facilities. Additionally, spreads on sub-prime backed securities widened considerably, reducing the profitability of MPS's larger competitors and many of the firms that MPS sold loans to. In reaction to the turmoil the firms that continued to purchase loans reduced the price paid for such loans. The effect of the price declines negatively impacted MPS's spreads between the prices received upon the sale of the loans and the price or brokerage premiums paid to acquire the loans. As a result the net gain on loan sales decline from 4.47% as a percent of loans sold to 3.80%.

         Compensation expenses as a percent of production increased to 2.71% in 1998 from 2.30% in 1997. The increase is mainly attributable to deferred compensation expense of $778,000 or .24% of production and increased processing and underwriting costs as the Company continued to emphasize customer service. The sub-prime operation was also negatively impacted by a decline in its production in the fourth quarter.

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

         Gains on sales of loans and other loan fees as a percent of loans sold was 2.77% in 1998 as compared to 3.21% in 1997. In 1997, as part of the acquisition of PAMCO, the Company received $350,000 to dispose of the existing loan inventory of the seller, Pacific Southwest Bank. The amount is included in other fees. Additional retail production and sales that had higher margins were a greater percentage of the Company's production in 1997. Compensation expenses as a percent of production declined to 1.72% from 1.77% in 1997 as the PAMCO gained efficiencies from higher average monthly mortgage production. Other expenses as a percent of originations remained at .51%.

         Net interest expense as a percent of production was .03% in 1998 as compared to .08% in 1997. The deficit narrowed due to reduced borrowing costs which was offset somewhat by lower interest rates on the products PAMCO originates.

         Corporate and Intercompany Eliminations

         Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

         Compensation expense totaled $1,316,000 in 1998 as compared to $787,000 in 1997. The increase was attributable to option termination related charges totaling $636,000. Interest expense totaled $2,433,000 in 1998, an increase of $2,045,000 over 1997. The increase in interest expense was due to borrowings attributable to financing CPFI's acquisition of construction loans in December of 1997 and borrowings to finance other corporate transactions. The borrowings were obtained from CPS and SFSC.

Discontinued Operations

         Earnings for the discontinued operations totaled $796,000 in 1998 as compared to $1,181,000 in 1997. In June 1997, the Company disposed of its retail automotive sales segment and recorded a gain of $1,384,000 as a result of the sale of the segment. In 1998 the increased earnings were the result of a full year of operations of CPFI which commenced operations in December of 1997.

         LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company had approximately $2,854,000 in cash as compared to $4,898,000 at December 31, 1998. Of those amounts $1,457,000 and $3,952,000 as of December 31, 1999 and 1998, respectively, was restricted to usage for mortgage loan fundings and repayments under the Company's residential warehouse line of credit.

         Total assets have decreased to $64,406,000 at December 31, 1999 from $113,317,000 at December 31, 1998. The decrease is attributable to the decline in the mortgage loan production, reduced levels of construction loans and investment in the discontinued operations as the Company has disposed of a significant amount of its investment in the operations at NAFCO and CPFI.

         MPS's line of credit with Bank United totals $80,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.25% to 2.50%) over the LIBOR rate. The line of credit matures June 15, 2000. The mortgage loans receivable of MPS are pledged as collateral for the line of credit. At December 31, 1999, $40,218,000 was borrowed under the line.

         The MPS line of credit requires NAB to have a minimum net worth of $5,000,000. At December 31, 1999 NAB did not meet the guarantors net worth requirement under the line of credit. Effective March

7, 2000 the line of credit was amended to allow subordinated debt totaling $4,000,000 from SFSC to be included in the net worth of NAB under the credit agreement.

         Management considers its relationships with its lenders to be good and is currently in compliance with all of the covenants contained in its various debt agreements as amended. Additionally management believes that the debt agreements will be renewed in the ordinary course of business on substantially the same terms and conditions or alternative credit facilities are available on acceptable terms.

         At December 31, 1999, the Company had borrowed under notes and a line of credit from SFSC a total of $9,277,000 summarized as follows:

Payee        Type             Original Date          Maturity                 Balance         Rate
SFSC         Line of Credit   August 28, 1997        September 30, 2000       3,500,000        16%
SFSC         Note             December 30, 1997      January 3, 2000          4,000,000        13%
SFSC         Note             September 30, 1997     September 30, 2000         900,000        14%
SFSC         Note             March 13, 1998         January 3, 2000            877,000        13%

         During 1999, cash flow from operations was negative and as a result was insufficient to cover the operating expenses of NAB. In the third quarter of 1999 NAB elected to dispose of its investments in CPFI and NAFCO in order to reduce its debt to SFSC and provide operating funds to NAB. As of December 31, 1999 NAB had remaining indebtedness to SFSC totaling $9,277,000. Since December 31, 1999 NAB has repaid $1,724,000 and has $7,553,000 remaining. Additionally NAB is current with respect to all interest due under the notes.

         On March 15, 2000 NAB entered into a Second Debt Restructure Agreement, effective March 7, 2000, with SFSC in which SFSC agreed to extend the maturity dates on the indebtedness to December 31, 2002. Additionally, SFSC agreed to defer monthly interest payments, at NAB's option, on the notes to March 31, 2001; provided that any deferred interest payment will bear interest at 14% per annum until paid. Beginning in March 2001, monthly principal payments of $100,000 are required in addition to monthly interest (and any deferred interest). In order to pay the remaining indebtedness NAB must obtain cash from operations (which consists primarily of tax sharing payments from MPS), financing from third parties, sell existing assets, obtain more favorable terms under its various debt agreements or achieve a combination of the above. The Company is currently pursuing all of these alternatives and believes that the remaining amounts due will be paid on a timely basis. In connection with the Second Debt Restructure Agreement, SFSC agreed to subordinate $4,000,000 of NAB indebtedness to the MPS lenders under the MPS line of credit.

         On March 7, 2000, CPFI borrowed $500,000 from two officers of the Company. The notes bear interest at 14% per annum and are due April 30, 2000. Proceeds from the disposition of the remaining CPFI loans will be used to repay this indebtedness. The proceeds from the borrowings were used to repay principal and interest due SFSC and are included in the repayments discussed above.

         On August 13, 1998, the Company entered into a Debt Restructure Agreement with SFSC, in which, among other things a note due from the sale of CARS was exchanged for a corresponding reduction in the Company's indebtedness to SFSC.

         In order to maintain its net operating loss carryforwards the Company is limited under Section 382 of the Internal Revenue Code of 1986 as to issuance of new common shares in order to raise additional capital. The Company must rely on additional borrowings to grow its operations. In 1998, NAB relied on SFSC and CPS to provide funds to support the additional growth of the Company. During 1999 the Company required no additional funding.

         In the next twelve months the Company intends to expand the current operations of MPS and PAMCO and acquire additional operations complimentary to its core business lines. The Company anticipates no additional funding from SFSC or CPS, therefore it must rely on internally generated funds or additional borrowings from third parties. The ability of the Company to acquire additional compatible operations is dependent upon the availability of financing. Current credit agreements in place are sufficient to provide the Company funds to operate its business lines as currently structured. There can be no assurance that internally generated funds will be sufficient or financing will be available.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company's operations are materially impacted by net gains on sales of mortgage loans and net interest margins. The level of gains from loan sales the Company achieves is dependent on demand for the products originated. Net interest margins are dependent upon the ability of the Company to maintain the spread or interest differential between the interest it charges the customer for loans and the interest the Company is charged for the financing of those loans.

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

         Prices paid for prime loans are impacted by movements in long-term interest rates. The Company mitigates this risk by locking in prices with its investors as the customer locks in the price with the Company, thus allowing the Company to maintain its margins. Generally, if interest rates rise significantly, home sales will decline adversely affecting the Company's prime mortgage loan production.

         The Company's residual interest in securitization represents the present value of the excess cash flows the Company expects to receive over the life of the underlying sub-prime mortgage loans. The value is adversely affected by prepayments, losses and delinquencies. The value would also be negatively impacted by an increase in short-term interest rates, as a portion of the cash flows fluctuate monthly based upon the one-month LIBOR.

         In summary, the Company would be negatively impacted by rising interest rates and declining prices for its sub-prime loans. Rising interest rates would negatively impact prime mortgage production and the value of the residual interest in the securitization and declining prices for the Company's sub-prime loans would adversely effect the levels of gains achieved upon the sale of those loans. The estimated negative effect on the statement of operations for fiscal year 2000 of a 1% rise in interest rates and a 1% decline in prices received for its sub-prime loans would be as follows:

Sub prime operations - $3,486,000
Prime operations - $1,139,000
Residual interest in securitization - $220,000

         Certain shortcomings are inherent in the methodology used in the above market risk measurement. Modeling changes requires the making of certain assumptions that may tend to oversimplify the manner in which actual yield and costs respond to changes in market interest rate. Assumptions are the underlying factors that drive the interest rate and market risk measurement system which include asset and liability compositions, changes in pricing of loans, cost structures and prepayment assumptions. The model also assumes that a particular change in interest rates is reflected uniformly across the yield curve. Accordingly the model is intended to provide an indication of the Company's market risk at a particular point in time and is not a forecast of the effect of changes in market conditions on the results of operations of the Company and will differ from actual results.

         The maturities of the Company's construction loan portfolio are generally short term and a substantial portion of the portfolio is adjustable rate mortgage loans where the rate fluctuates with the prime rate. The Company has determined that the market risk associated with this portfolio is not material to the financial condition of the Company.

OTHER MATTERS

YEAR 2000

         The Company did not experience any disruptions in its operations during the transition into the Year 2000. In the third quarter of 1999, the Company announced that it had completed necessary assessments, modifications or replacement and testing of systems critical for to the Company's operations and that it believed it had met its Year 2000 readiness objectives. The amounts incurred and expensed for developing and carrying out the overall Year 2000 plan totaled less than $15,000. While the Company did not experience any Year 2000 disruptions during the transition into the Year 2000, it will continue to monitor its operations and systems and address any date-related problems that may arise as the year progresses.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 133 ("SFAS No. 133) "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated and securities held to maturity may be transferred to held for sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133", deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001 and is evaluating the impact, if any, this statement may have on the future consolidated financial statements.

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

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
NAB Asset Corporation:


We have audited the accompanying consolidated balance sheets of NAB Asset Corporation and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAB Asset Corporation and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for organizational costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities".


                                         KPMG LLP

Dallas, Texas
March 22, 2000

                              NAB ASSET CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                December 31,
                                                                                ------------
           Assets                                                           1999            1998
           ------                                                         --------       ---------
Cash and cash equivalents                                                   $1,397            $946
Restricted cash                                                              1,457           3,952
Receivables:
     Construction loans, net                                                 3,330           9,465
     Residential mortgage loans held for sale                               46,029          78,911
     Loans to officers                                                       2,213           3,040
     Other receivables                                                         995           1,085
Residual interest in securitization of mortgage loans                        3,678           3,534
Real estate owned, net                                                         728             579
Property and equipment, net                                                    612           1,038
Costs in excess of net assets acquired, net                                    442             630
Net assets of discontinued operations                                        2,855           9,536
Other assets, net                                                              670             601
                                                                           -------        --------
          Total assets                                                     $64,406        $113,317
                                                                           =======        ========

          Liabilities and Shareholders' Equity

Liabilities:
Warehouse line of credit                                                   $40,218         $74,117
Notes payable to affiliates                                                  9,277          12,877
Drafts payable                                                               8,279          11,681
Accounts payable and accrued expenses                                        4,539           5,528
                                                                             -----           -----
          Total liabilities                                                 62,313         104,203


Minority interest                                                               47             515

Commitments and contingencies (notes 12 and 16) Shareholders' equity :
     Common stock:  $.10 par value,  30,000,000
       authorized shares; 5,091,300 issued and outstanding at
       December 31, 1999 and 1998                                              509             509
     Additional paid-in capital                                              7,815           7,815
     Retained earnings (deficit)                                           (6,278)             275
                                                                           -------             ---
          Total shareholders' equity                                         2,046           8,599
                                                                             -----           -----
          Total liabilities and shareholders' equity                       $64,406        $113,317
                                                                           =======        ========

          See accompanying notes to consolidated financial statements.

                              NAB ASSET CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    For the years ended December 31,
                                                                     1999             1998            1997
Revenues:
  Gains on sales of loans                                          $13,295           $18,530         $10,153
  Interest income                                                    5,375             7,587           2,851
  Origination and other fee income                                   8,540             9,559           3,209
                                                                     -----             -----           -----
       Total revenues                                               27,210            35,676          16,213
                                                                    ------            ------          ------

Costs and expenses:
  Compensation and benefits                                         19,248            20,445           8,475
  Interest expense                                                   3,799             5,591           2,234
  Interest expense-affiliates                                        1,776             2,432             337
  Bad debt expense                                                     487               296               -
  General and administrative                                         6,898             7,156           3,740
  Minority interest                                                  (468)               224             263
                                                                     -----               ---             ---
       Total costs and expenses                                     31,740            36,144          15,049
                                                                    ------            ------          ------

Earnings (loss) from continuing operations before
   income taxes and cumulative effect of change in
    accounting principle                                           (4,530)             (468)           1,164

Income tax expense                                                     315               166             111
                                                                       ---               ---             ---

Earnings (loss) from continuing operations before
  cumulative effect of change in accounting principle              (4,845)             (634)           1,053

Cumulative effect of change in accounting principle,
 write off of organizational costs                                   (155)                 -               -

Earnings (loss) from discontinued operations, net
 of income taxes of $75, $18 and $6                                (1,553)               796           1,181
                                                                   -------               ---           -----

Net earnings (loss)                                               $(6,553)              $162          $2,234
                                                                  ========              ====          ======

Basic and diluted earnings (loss) per share:

Continuing operations before cumulative effect of
 change in accounting principle                                    $(0.95)           $(0.13)           $0.21

Cumulative effect of change in accounting principle                 (0.03)                 -               -

Earnings (loss) per share from discontinued operations              (0.31)              0.16            0.23
                                                                   ------              -----            ----

Earnings (loss) per share                                          $(1.29)             $0.03           $0.44
                                                                   =======             =====           =====

Weighted average number of common shares outstanding             5,091,300         5,091,300       5,091,300
                                                                 =========         =========       =========

          See accompanying notes to consolidated financial statements.

                              NAB ASSET CORPORATION
                                AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 ( IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                ADDITIONAL              RETAINED
                                          COMMON                 PAID-IN                EARNINGS
                                          STOCK                  CAPITAL                (DEFICIT)                TOTAL
                                      -------------          ---------------         --------------         --------------

Balance, December 31, 1996                    $509                   $7,217               $(2,121)                 $5,605

Net earnings                                     -                        -                  2,234                  2,234
                                      -------------          ---------------         --------------         --------------

Balance, December 31, 1997                     509                    7,217                    113                  7,839
Issuance of stock of subsidiaries                -                      598                      -                    598
Net earnings                                     -                        -                    162                    162
                                      -------------          ---------------         --------------         --------------

Balance, December 31, 1998                     509                    7,815                    275                  8,599
Net (loss)                                       -                        -                (6,553)                (6,553)
                                      -------------          ---------------         --------------         --------------

Balance, December 31,  1999                   $509                   $7,815               $(6,278)                 $2,046
                                      ============           ==============          =============          =============

           See accompanying notes to consolidated financial statements

                              NAB ASSET CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                 (IN THOUSANDS)

                                                                        1999          1998          1997
                                                                        ----          ----          ----
Cash flows from operating activities:
        Net earnings (loss) ...................................      $ (6,553)      $    162       $  2,234
        Discontinued operations ...............................         1,553           (796)        (1,181)
        Adjustments to reconcile net earnings (loss) to
          net cash provided by (used in) operating activities:
        Proceeds from sale of CARS USA ........................            --             --            200
        Non-cash gain on securitization of mortgage loans .....            --         (3,248)            --
        Amortization of net interest receivable account .......           922            348             --
        Deposits to over-collateralization account ............        (1,066)          (634)            --
        Depreciation and amortization .........................           784            779            421
        Change in accounting principle ........................           155             --             --
        Reduction in note receivable from affiliate in exchange
          for payment of interest .............................           644             --             --
        Minority interest .....................................          (468)           224            263
        Net changes in:
          Residential mortgage loans originated, purchased
            and sold, net .....................................        32,882        (33,439)       (32,824)
          Restricted cash .....................................         2,495           (297)        (3,655)
          Loans to officers ...................................           827         (3,040)            --
          Real estate owned ...................................          (149)          (566)           (13)
          Other receivables ...................................           367           (395)          (504)
          Other assets ........................................          (281)           139           (351)
          Drafts payable ......................................        (3,402)         6,256          5,425
          Accounts payable and accrued expenses ...............          (989)         2,068          2,873
                                                                     --------       --------       --------
            Net cash provided by (used in) operating activities        27,721        (32,439)       (27,112)
                                                                     --------       --------       --------
Cash flows from investing activities:
     Construction loan repayments, net ........................         6,135          3,626        (13,091)
     Note receivable from affiliate ...........................          (921)            --             --
     Acquisition of businesses, net of cash acquired ..........           (18)          (195)          (725)
     Purchases of  property and equipment .....................           (95)          (437)          (439)
                                                                     --------       --------       --------
            Net cash provided by (used in) investing activities         5,101          2,994        (14,255)
                                                                     --------       --------       --------
Cash flows from financing activities:
     Net borrowings under (repayments of) warehouse lines
       of credit ..............................................       (33,899)        24,115         38,184
     Borrowings on notes payable to affiliates ................            --          1,300         16,300
     Principal payments on notes payable to affiliates ........        (3,600)        (4,723)            --
     Notes receivable from affiliates .........................            --             --         (1,300)
     Payments received on notes receivable from affiliates ....            --          1,300             --
     Issuance of stock of subsidiaries ........................            --            598             --
                                                                     --------       --------       --------
           Net cash provided by (used in) financing activities        (37,499)        22,590         53,184
Cash provided by (used in) discontinued operations ............         5,128          5,843        (12,998)
                                                                     --------       --------       --------
Net increase (decrease) in cash and cash equivalents ..........           451         (1,012)        (1,181)
Cash and cash equivalents at beginning of year ................           946          1,958          3,139
                                                                     --------       --------       --------
Cash and cash equivalents at end of year ......................      $  1,397       $    946       $  1,958
                                                                     ========       ========       ========

          See accompanying notes to consolidated financial statements.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS AND DISCONTINUED OPERATIONS

Description of Business

         NAB Asset Corporation, a Texas Corporation ("NAB") and subsidiaries (together with NAB, the "Company") is primarily engaged in the residential lending business. As discussed below NAB disposed of its retail automotive sales business in June, 1997. Prior to June 5, 1996 NAB's business consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others.

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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         On August 31, 1997, MPS acquired the fixed assets and employed the personnel of the single-family mortgage lending division of Pacific Southwest Bank ("PSB"), a Dallas based savings and loan. A premium of $200,000 was paid for the operation. In 1999 and 1998 the Company incurred additional purchase premiums of $18,000 and $195,000, respectively, based on 1999 and 1998 production levels. The additional purchase premium increased the cost in excess of net assets acquired. The division, Pacific American Mortgage Company ("PAMCO") is primarily engaged in mortgage lending through eleven retail branches in seven states. Substantially all PAMCO mortgage loan originations are conventional conforming, non-conforming and government insured mortgages.

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
                                                     =====

         Total accumulated amortization of the costs in excess of net assets acquired related to MPS and PAMCO totaled $542,000 and $336,000 at December 31, 1999 and 1998, respectively.

Discontinued Construction Lending Operations

         In the third quarter of 1999 the Company elected to dispose of Construction Portfolio Funding, Inc. ("CPFI"). CPFI began operations in December 1997 and was engaged in the business of providing financing and servicing to residential homebuilders.

         Summarized assets and liabilities for the discontinued construction lending operation are as follows (in thousands):

                                                     December 31,
                                             -----------------------------
                                              1999                  1998
                                             -------              --------
Loans receivable, net                        $ 5,122              $ 29,186
Other assets                                      49                 1,322
Line of credit                                (2,914)              (23,534)
Other liabilities                               (222)                 (786)
                                             -------              --------
Net assets of discontinued operation         $ 2,035              $  6,188
                                             ======               ========

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

           Operating results of the discontinued construction lending operation is summarized as follows (in thousands):

                                                 Period from January 1,
                      Period from July 1,           1999 to June 30,          Period from January 1,      Period from January 1,
                      1999 to December 31,          1999 (measurement          1998 to December 31,        1997 to December 31,
                              1999                        date)                        1998                        1997
                     -----------------------     ------------------------     ------------------------    ------------------------
Revenues                      $1,229                     $1,691                        $6,093                        $28
Expenses                       1,137                      1,374                         5,544                         24
                              ------                     ------                        ------                        ---
Net income                    $   92                     $  317                        $  549                        $ 4
                              ======                     ======                        ======                        ===


Revenues and expenses for the discontinued construction lending operation consisted primarily of interest income, interest expense and general and administrative expenses. Expenses in 1999 include $159,000 relating to the disposition of loans and severance costs and $173,000 of loan losses.

Discontinued Commercial Lending Operations

           In the third quarter of 1999 the Company elected to dispose of its interest in NAFCO, Inc. (NAFCO). NAFCO began operations in 1997 and was a lender to companies in the rent-to-own and rental purchase business.

           Summarized assets and liabilities for the discontinued commercial lending operation are as follows (in thousands):

                                                             December 31,
                                                        ---------------------
                                                         1999          1998
                                                        ------        -------
Loans receivable, net                                   $  974        $ 6,099
Other assets                                                38            307
Line of credit                                              --         (3,000)
Other liabilities                                         (192)           (58)
                                                        ------        -------
Net assets of discontinued operation                    $  820        $ 3,348
                                                        ======        =======

           Operating results of the discontinued commercial lending operation is summarized as follows (in thousands):


                                                 Period from January 1,
                      Period from July 1,           1999 to June 30,          Period from January 1,      Period from January 1,
                      1999 to December 31,          1999 (measurement          1998 to December 31,        1997 to December 31,
                              1999                        date)                        1998                        1997
                     -----------------------     ------------------------     ------------------------    ------------------------
Revenues                     $  325                       $  433                        $ 954                       $644
Expenses                      1,293                        1,427                          707                        581
                             ------                        -----                        -----                       ----
Net income (loss)            $ (968)                       $(994)                       $ 247                       $ 63
                             ======                        =====                        =====                       ====

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Revenue and expenses for the discontinued commercial lending operation consisted primarily of interest income, interest expense, loan loss provisions, which includes losses on sales of loans of $1,888,000 and general and administrative expenses. Expenses include $187,000 in 1999 for disposal costs.

Discontinued Retail Automotive Sales Operations

         On July 8, 1996, NAB acquired 80% of CARS USA, Inc. ("CARS") for a purchase price of $100,000. Additionally, NAB invested $400,000 in preferred stock of CARS and made a $1,000,000 subordinated loan to CARS. At the time of acquisition, Charles E. Bradley, Jr., a director of the Company, owned 50% of the outstanding shares of CARS.

         In March 1997, NAB entered into a definitive agreement to sell its interest in CARS and on June 27, 1997 completed the transaction. The acquirer was a newly formed company owned by Charles E. Bradley, Sr., the chief executive officer and chairman of the board of NAB, and Charles E. Bradley, Jr., a director of NAB. The purchase price consisted of a $200,000 cash payment and a note for $1,300,000. The note was paid in 1998. NAB recorded a $1,384,000 gain as a result of the sale.

         Operating results of the discontinued retail automotive sales operation is summarized as follows (in thousands):


                                                           Period from January 1,
                        Period from April 1, 1997          1997 to March 31, 1997
                             to June 27, 1997                (measurement date)
                        -------------------------          ----------------------
Revenues                          $4,570 (1)                      $2,199
Expenses                           3,249                           2,406
                                  ------                          ------
Net loss                          $1,321                          $ (207)
                                  ======                          ======


(1) Includes gain on sale of $1,384,000.

         Revenue and expenses for the discontinued automotive sales operation consisted primarily of sales and cost of sales, respectively.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Company has two reportable segments, sub-prime and prime mortgage banking. The sub prime mortgage banking segment originates residential mortgage loans to borrowers who are unable to obtain financing from conventional mortgage sources due to credit problems or income qualification issues. The prime mortgage banking segment originates conventional and government guaranteed or insured mortgage loans.

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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Residential Mortgage Loans Held for Sale

         Residential mortgage loans are stated at the lower of cost or market in the aggregate as determined by outstanding commitments from investors or current investor yield requirements.

Construction Loans Receivable

         Construction loans are carried at the outstanding principal balance net of unamortized purchase discount and net of allowances for loan losses of $0 at December 31, 1999 and 1998. The outstanding principal balance of construction loans is represented by the loan commitment amount net of the balance of construction loan advances unsettled. At the end of the interim construction phase, loans are modified, transferred to mortgage loans held for sale and subsequently sold to outside investors.

Residual Interest in Securitization of Mortgage Loans

         Net gains on securitization of loans represent the excess of the estimated cash to be received and assets retained by the Company over the relative fair value of the loans sold, less transaction costs. Various assumptions are used in the calculation of the gain on the sale of the loans and the valuation of the residual interest in the securitization of mortgage loans.

         The residual interests in the securitization of loans represent the sum of (1) the net interest receivable (NIR) which is the present value of the difference between the contractual interest rates on the loans and the rate paid to the buyer or bondholder using various assumptions and (2) the over-collateralization account which is the excess monthly cash flows, other than servicing revenues, that are required to be maintained with the trustee until certain over-collateralization levels are met. The residual interest is accounted for as a trading security and as such is recorded at its estimated fair value. The Company is not aware of an active market for the purchase or sale of the residual interests. Accordingly, the Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the trust (the cash out method) using a discount rate which the Company believes is commensurate with the risks involved.

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

Real Estate Owned

         Real estate owned is transferred from the loan portfolio at fair market value less estimated selling costs. The excess carrying value, if any, of the loan over the estimated fair value less selling costs is charged to the accrual for indemnifications. Any subsequent impairments in value are recognized through a valuation allowance.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(CONTINUED)


Costs in Excess of Net Assets Acquired

         Costs in net excess of net assets acquired, which represents the excess of purchase price over fair value of net assets acquired, are amortized on a straight-line basis over five years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the costs in excess of net assets acquired balance over its remaining life can be recovered through undiscounted future operating cash flows. The assessment of the recoverability of costs in excess of assets acquired will be impacted if estimated future operating cash flows are not achieved

Organizational Costs

         On January 1, 1999 the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" (SOP 98-5). SOP 98-5 provides guidance on the financial reporting of start-up costs and organizational costs. It requires costs of start-up activities and organizational costs to be expensed as incurred and currently expense net amounts previously capitalized. The Company charged-off $155,000 in organizational costs as of January 1, 1999. The amount is reported as a cumulative effect of a change in accounting principle as described in Accounting Principles Board (APB) Opinion No. 20, "Accounting Changes".

Drafts Payable

         The Company issues checks or initiates wire transfers in connection with the origination of its residential mortgage loans. Drafts payable represent checks or wire transfers on originated loans which have not been presented for payment to the bank. Upon presentment, the Company either funds the loans with operating cash or borrowings under its warehouse line of credit.

Accrual for Indemnifications

         The Company sells substantially all of its originated and purchased residential mortgage loans to third party investors for cash. The prime loans are sold individually to large mortgage bankers or financial institutions. The Company represents and warrants to the investor that the loans were underwritten to the appropriate guidelines. The sub-prime loans held for sale are being sold through forward commitments. The Company generally represents and warrants to the investor that each sub-prime loan was underwritten to the Company's guidelines and that the borrowers financial position is the same at the date of delivery to the investor as the origination date. The Company also agrees to reimburse the investor a portion of the purchase premium paid if the loan pays in full over a period of up to one year. The Company defers a portion of the purchase premium, which reduces the gain recorded on each loan sale, to cover potential liability resulting from the warranties given to the investor. The accrual for indemnifications is included in accounts payable and accrued expenses in the consolidated balance sheets.

Revenue Recognition

         Gains on sales of loans are recognized to the extent the selling price exceeds the carrying value of the loans sold based on the estimated relative fair values of the assets transferred, assets obtained and liabilities incurred. A portion of the sales price on loans sold servicing released is recorded as an accrual for indemnifications.

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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


         The Company's gain on sale of loans conforms to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under SFAS 125, a transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practical. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer.

         SFAS 125 also requires an assessment of interest-only strips, loans, other receivables and retained interests in securitization (residuals). If these assets can be contractually prepaid or otherwise settled such that the holder would not recover substantially all of its recorded investment, the asset will be measured like debt securities classified as available for sale or trading securities.

         Construction related lending revenues consist primarily of interest income on loans and loan commitment fees. Interest is recognized as revenue when earned according to the terms of the loan and when, in the opinion of management, it is collectable. Non-refundable fees and direct costs are deferred and income is recognized over the life of the loan commitment using the interest method.

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

Earnings (Loss) Per Share

         Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per share is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding during the period. For the years ended December 31, 1999, 1998 and 1997 there were no dilutive common share equivalents.

Restricted Cash

         Restricted cash primarily represents amounts required to be used to fund loans and repay amounts outstanding under the residential mortgage warehouse line of credit.

Consolidated Statements of Cash Flows

         For purposes of reporting cash flows, cash and cash equivalents include cash in banks and interest bearing demand deposits.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


Consolidated Statements of Cash Flows-Supplemental Disclosure (in thousands):

                                                                                     December 31,
                                                                           ------------------------------
                                                                            1999         1998       1997
                                                                           ------       ------     ------
            Interest paid - continuing operations                          $5,613       $7,721     $1,930
                                                                           ======       ======     ======
            Taxes paid                                                     $  354       $  163     $  116
                                                                           ======       ======     ======
            Non-cash activities:
            Loans held for sale transferred to real estate owned           $  898       $  566     $   14
                                                                           ======       ======     ======
            Note receivable from affiliate in exchange for payment of
            interest                                                       $  644       $   --     $   --
                                                                           ======       ======     ======
            Notes receivable exchanged for reduction in payable to
            affiliates                                                     $   --       $1,600     $   --
                                                                           ======       ======     ======

Recent Accounting Pronouncements

         Statement of Financial Accounting Standards No. 133 ("SFAS No. 133") "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated and securities held to maturity may be transferred to held for sale or trading. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities- Deferral of the Effective Date of FASB Statement No. 133", deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. The Company will adopt SFAS No. 133 on January 1, 2001 and is evaluating the impact, if any, this statement may have on the future consolidated financial statements.

Reclassifications

         Certain amounts for the prior periods have been reclassified to conform to the current presentation.

 (3) RESIDENTIAL MORTGAGE LOANS HELD FOR SALE

         Residential mortgage loans originated by the Company are fixed-rate or adjustable-rate, 15 to 30-year fully amortizing loans, secured by first and second liens on single-family residential properties. Loans held for sale were comprised of the following (in thousands):

                                    December 31, 1999                    December 31, 1998
                                --------------------------        -------------------------------
                                                Weighted                               Weighted
                                Amount        Average Rate         Amount            Average Rate
                                -------       ------------         -------           ------------
    Adjustable-rate             $13,124           9.52%            $17,178               9.77%
    Fixed-rate                   32,551           8.96%             60,906               7.78%
                                -------                            -------
                                 45,675                             78,084
    Deferred loan fees
    (net)                           354                                827
                                -------                            -------
                                $46,029                            $78,911
                                =======                            =======

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(4) RESIDUAL INTEREST IN SECURITIZATION OF MORTGAGE LOANS

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

           The performance of the loans underlying the security through December 31, 1999 is as follows:

                                          Fixed Rate         Adjustable Rate
                                          ----------         ---------------
Remaining Principal                      $21,925,000            $15,479,000
Annualized prepayment rates                    12.2%                  20.9%
Cumulative losses                            $28,000                     --

Delinquency percentages
  30-59 days                                    .43%                  2.46%
  60-89 days                                    .54%                  2.17%
  Over 90 days                                  .81%                  1.25%
  Delinquent bankruptcies                      1.79%                   .98%
  Loans in foreclosure                         3.53%                  4.25%
  Foreclosed loans                              .86%                  4.43%
  Total delinquencies                          7.96%                 15.54%

         The Company purchased a mortgage pool insurance policy that covers all losses up to 5% of the initial pool balances. Total loss coverage under the pool insurance policy is $2,569,000. The fee is .52% annually of the unpaid principal of the loans. The pool insurance policy stipulates that the loans covered must be current at the date of the policy. Three loans were delinquent at that date and subsequently were foreclosed upon and sold. Of the three loans two were repurchased by the Company prior to foreclosure and the remaining loan incurred a loss of approximately $28,000.

         In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral held by the trust. The over-collateralization account is required by the servicing agreement to be maintained at 2.75% of the fixed rate balance and 4% of the adjustable rate balance of the securities. The Company has met the original minimum over-collateralization requirement as set forth by the bond insurer. One of the requirements set forth by the bond insurer is that the interest rate spread between the adjustable rate loans and the underlying bonds, after expenses must be 2.5%. At December 31, 1999 this requirement was not met. A formula is used to calculate the new required over-collateralization based upon the extent of the spread deficiency. Based on the formula, assuming the deposits to the over-collateralization account continue at present levels and there is not a significant increase in the underlying bond rates, the Company expects to begin receiving cash flow from the security in the second quarter of 2000.

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

         Escrow balances on securitized loans serviced by the Company are not included in the accompanying consolidated balance sheets and totaled $27,000 and $109,000 at December 31, 1999 and 1998, respectively.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           At December 31, 1999 and 1998 the residual interests in the securitization consisted of the following:

                                                   1999                1998
                                                 ----------          ----------
NIR                                              $1,978,000          $2,900,000
Over-collateralization account                    1,700,000             634,000
                                                 ----------          ----------
                                                 $3,678,000          $3,534,000
                                                 ==========          ==========

           The assumptions used in the valuation of the residual interests were as follows:

                                                     December 31, 1999                   Original Assumptions
                                              ---------------------------------     --------------------------------
                                                   Fixed         Adjustable             Fixed         Adjustable
                                              ---------------  ----------------     --------------  ----------------
Discount rate                                        12%              12%                 12%              12%
Weighted average life                           4.58 years       2.77 years           3.94 years      3.16 years
Prepayment speeds-ramp up to                      17% CPR          35% CPR             24% CPR          25% CPR
Cumulative defaults                               15.50%           18.00%               8.00%           10.00%
Cumulative losses, net of losses
  Covered by pool insurance                         .62%             .71%                .40%             .50%
Delinquencies (over 30 days)                      13.00%           13.00%               8.00%            8.00%


(5) PROPERTY AND EQUIPMENT, NET

           Property and equipment, stated at cost, consists of the following (in thousands):

                                                            December 31,
                                                     --------------------------
                                                      1999               1998
                                                     -------            -------
Furniture and Equipment                              $   905             $  882

Computer Equipment and Software                          973                901
Accumulated Depreciation                              (1,266)              (745)
                                                     -------             ------
                                                     $   612             $1,038
                                                     =======             ======


(6) REAL ESTATE OWNED

         Activity in the allowance for real estate losses consists of the following (in thousands):

                                                          December 31,
                                                 -------------------------------
                                                  1999         1998         1997
                                                 -----        -----        -----
Balance, beginning of year                       $ 147        $  14        $  --
Increase in allowance for foreclosures             748          230           14
Charge-offs, net                                  (455)         (97)          --
                                                 =====        =====        =====
Balance, end of year                             $ 440        $ 147        $  14
                                                 =====        =====        =====


(7) WAREHOUSE LINE OF CREDIT

         MPS has an $80,000,000 line of credit agreement with a bank, of which $40,218,000 was outstanding at December 31, 1999. The credit agreement matures June 15, 2000 and requires monthly payments of principal and interest. Interest is at an adjusted LIBOR rate plus 1.25% to 2.50%, as defined in the credit agreement. At December 31, 1998, MPS had a $120,000,000 line of credit agreement with a bank of which $74,117,000 was outstanding. The terms were consistent with those in the current line-of-credit agreement. Outstanding amounts are collateralized by mortgage loans held for sale and construction loans. Fees paid in association with the line of credit are capitalized and amortized over the life of the warehouse line of credit. The line of credit is guaranteed by NAB.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         The MPS line of credit provide for various financial covenants including limitations on indebtedness, investments, transactions with affiliates, minimum levels of net worth and restricts the payment of dividends and material changes in ownership.

         The MPS line of credit requires NAB to have a minimum net worth of $5,000,000 and MPS to have a minimum tangible net worth, as defined in the warehouse line of credit, of $7,000,000. At December 31, 1999, MPS had tangible net worth of $7,844,000. At December 31, 1999 NAB did not meet the net worth requirement under the line of credit. Effective March 7, 2000 the line of credit was amended to allow subordinated debt totaling $4,000,000 to Stanwich Financial Services Corp. ("SFSC") (Note 8) to be included in the net worth of NAB under the credit agreement. As a result of this amendment, the net worth requirement has been satisfied.

         The Company is in compliance with all covenants in the warehouse line of credit agreement as amended. Management believes its warehouse line of credit will be renewed in the normal course of business.

 (8) NOTES PAYABLE TO AFFILIATES

         Notes payable to affiliates were comprised of the following (in thousands) (see note 16):

                                                                                            December 31,
                                                                                       ---------------------
                                                                                        1999          1998
                                                                                       -------       -------
Note payable to Stanwich Financial Services, Corp., unsecured, interest at 13%
payable quarterly, principal due December 31, 2002                                     $ 4,000       $ 4,000

Line of credit payable to Stanwich Financial Services Corp., unsecured, interest
at 16% payable quarterly, payable in full on December 31, 2002                           3,500         3,500

Note payable to Stanwich Financial Services Corp., unsecured, interest at 14%
payable quarterly, paid in 1999                                                             --           900

Note payable to Stanwich Financial Services Corp., unsecured, interest at 13%
payable quarterly, paid in 1999                                                             --           377

Note payable to Stanwich Financial Services Corp., unsecured, interest at 14%
payable quarterly, due December 31, 2002                                                   900           900

Note payable to Stanwich Financial Services Corp., unsecured, interest at 13%
payable quarterly, due December 31, 2002                                                   877         1,100

Note payable to Consumer Portfolio Services, Inc., unsecured, interest at 13%
payable quarterly, paid in 1999                                                             --         2,100
                                                                                       -------       -------
                                                                                       $ 9,277       $12,877
                                                                                       =======       =======


           Charles E. Bradley Sr., NAB's Chairman of the Board, and Charles E. Bradley Jr., a NAB director, collectively own 92.5% of Stanwich Financial Services Corp. ("SFSC").

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(9) ACCRUAL FOR INDEMNIFICATIONS

         The accrual for indemnifications are included in accounts payable and accrued expenses in the consolidated balance sheets. Activity in the accrual for indemnifications consisted of the following:

                                                      December 31,
                                          -------------------------------------
                                            1999           1998           1997
                                          -------        -------        -------
Balance, beginning of year                $   830        $   500        $   163
Increase in accrual for loans sold          1,141          1,555            617
Charge-offs, net                           (1,015)        (1,225)          (280)
                                          -------        -------        -------
Balance, end of year                      $   956        $   830        $   500
                                          =======        =======        =======


(10) SHAREHOLDER AND OPTION AGREEMENTS

         In June 1996 the Board of Directors adopted, subject to shareholder approval, the 1996 Incentive Stock Option Plan (the "Incentive Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan" and, together with the Incentive Plan, the Option Plans). The Incentive Plan provided for, among other things, the grant to key employees of the Company options to purchase shares of NAB Common Stock. The Director Plan provided for, among other things, the grant of options to purchase shares of NAB Common Stock to directors of the Company who were not also employees of the Company.

         The Option Plans were not presented to the shareholders for approval. The Company currently has no employee or director stock option plans, and there are no currently outstanding stock options held by any employee or director.

         In April 1998, the board of directors authorized the Company to make payments to officers and directors in lieu of stock options that had been conditionally granted to them under the Option Plans. As a result, the Company recorded a charge of $85,000 in 1999 and $636,000 in 1998.

         In 1997, the Company entered into agreements with the executives of MPS that granted options to the executives, exercisable only if certain conditions are satisfied, to acquire up to 20% of the authorized common shares of MPS. The number of shares to be issued pursuant to the agreements was dependent upon several factors, including the future earnings and value of MPS.

         On June 26, 1998 the Company, MPS and the executives entered into a Restructure Agreement which terminated the options. In exchange for the termination of the options, the Company entered into a deferred compensation arrangement with the executives that requires the Company to pay annual installments of $1,121,000, $1,101,000 and $1,101,000 in the years 1999, 2000 and 2001, respectively, to the executives, as long as the executives continue employment with the Company. If an executive is terminated without cause all remaining amounts due under the deferred compensation arrangement become immediately payable.

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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Compensation expense totaling $1,278,000 and $778,000 was recorded in the 1999 and 1998 financial statements, respectively as a result of these agreements.

(11) INCOME TAXES

         Total income taxes for the three years ended December 31, 1999 were allocated as follows (in thousands):

                                                    Year ending December 31,
                                                --------------------------------
                                                1999          1998          1997
                                                ----          ----          ----
From continuing operations                      $315          $166          $111
From discontinued operations                      75            18             6
                                                ----          ----          ----
                                                $390          $184          $117
                                                ====          ====          ====


         Income taxes from continuing operations are comprised of the following (in thousands):

                                                   Year ended December 31,
                                              ---------------------------------
                                               1999          1998          1997
                                              -----         -----         -----
Current
  Federal                                     $ 190         $  17         $ 299
  State                                         313           232            55
                                              -----         -----         -----
Deferred
  Federal                                        --          (143)          132
  State                                        (188)          (27)           24
                                              -----         -----         -----
                                                315            79           510
Increase (reduction) in valuation
allowance                                        --            87          (399)
                                              -----         -----         -----
                                              $ 315         $ 166         $ 111
                                              =====         =====         =====


         The Company's tax expense (benefit) before cumulative change in accounting principle differs from the amount determined by applying the statutory federal rate of 35% to earnings (loss) from continuing operations before income taxes and cumulative effect of change in accounting principle as follows (in thousands):

                                                Year ended December 31,
                                          -------------------------------------
                                            1999           1998           1997
                                          -------        -------        -------
Expense (benefit) at Federal rate         $(1,586)       $  (164)       $   407
Excess inclusion interest                     190             --             --
State taxes                                   (81)           205             79
Other                                         (37)            38             24
Increase (decrease) in valuation
  allowance                                 1,829             87           (399)
                                          -------        -------        -------
Expense per accompanying
 statements of operations                 $   315        $   166        $   111
                                          =======        =======        =======

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           The components of the deferred taxes assets and liabilities are as follows (in thousands):

                                                                   December 31,
                                                             ------------------------
                                                               1999            1998
                                                             --------        --------
Deferred tax assets:
Accrual for indemnifications                                 $    351        $    290
Excess inclusion income                                           338             224
Foreclosure allowance                                             212              --
Deferred compensation                                             138              49
Other                                                             185             114
Tax net operating loss carryforwards                           65,855          64,405
                                                             --------        --------
  Deferred tax assets                                          67,079          65,082
Valuation allowance                                           (66,795)        (64,966)
                                                             --------        --------
  Deferred tax assets                                             284             116

Deferred tax liabilities:
Deferred loan costs                                               (64)           (116)
Other                                                             (32)             --
                                                             --------        --------
  Deferred tax liabilities                                        (96)           (116)
                                                             --------        --------

Net deferred tax asset (included in other receivables)       $    188        $     --
                                                             ========        ========


           Net Federal deferred tax assets on a consolidated basis totaled $67.0 million and $65.0 million at December 31, 1999 and 1998, respectively with corresponding valuation allowances of $66.8 million and $65.0 million, respectively. No Federal deferred tax assets have been recognized in the 1999 or 1998 consolidated financial statements due to the fact that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized. A state tax benefit of $188,000 was recognized in 1999 through a reduction of the state valuation allowance.

           At December 31, 1999, for federal income tax purposes, the Company had regular tax and alternative minimum tax net operating loss carryforwards of approximately $188 million expiring as follows (in thousands):

            Year                                   Amount
            ----                                   ------
            2003                                 $   51,214

            2004                                     42,120

            2005                                     28,004

            2006                                     11,091

            Thereafter                               55,129
                                                 ----------
                                                 $  187,558
                                                 ==========


           On June 5, 1996 the Company amended its Articles of Incorporation and By-laws to restrict the acquisition of 5% or more of the outstanding shares of New Common Stock of the Company so as to prevent the occurrence of an ownership change under Section 382 of the federal income tax laws. Section 382 of the Internal Revenue Code of 1986 (Section 382), as amended, provides in general that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of such ownership change will be subject to an annual limitation. The Company's NOL's could become subject to certain limitations on utilization in the event the Company undergoes an ownership change within the meaning of Section 382.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


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

         Commitments to originate mortgage loans are agreements to provide financing at a fixed or variable interest rate subject to specific terms and a customer's creditworthiness on a case-by-case basis. These commitments have fixed expiration dates and other termination clauses and may require payment of a fee. At December 31, 1999 and 1998 MPS had commitments to originate mortgage loans of approximately $14,793,000 and $29,400,000, respectively. These commitments do not necessarily represent future cash requirements, as some portion of the commitments will expire without being drawn upon or will be declined for credit or other reasons. At December 31, 1999 and 1998, MPS had no outstanding firm commitments to purchase loans. At January 1, 2000 MPS had a $40,000,000 commitment with a remaining balance of $20,000,000 to sell sub-prime loans to an institutional investor. On January 31, 2000 the commitment was renewed for $30,000,000. The new commitment expires April 30, 2000.

         MPS has entered into loan sale agreements with investors in the normal course of business which includes standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require MPS to repurchase loans previously sold. As of December 31, 1999 and 1998, MPS had repurchase requests outstanding of $1,248,000 and $0, respectively. MPS may in certain circumstances choose to indemnify the investor rather than repurchase the loan. In the opinion of management, the potential exposure related to loan sale agreements of MPS will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

         The Company's originations of conventional and government insured or guaranteed loans are sold to investors on a loan by loan basis. If the loan does not close within the allotted time period, the Company is under no further obligation to the investor.

         The Company is subject to lawsuits that arise in the ordinary course of its business. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from existing and threatened lawsuits would not have a material adverse effect on the Company's consolidated financial position and results of operations.

         The Company conducts its business from leased facilities. Rent expense for continuing operations of approximately $1,260,000, $1,082,000 and $451,000 have been recorded for the years ended December 31, 1999, 1998 and 1997, respectively.

         At December 31, 1999, minimum rental commitments under all noncancelable leases with terms exceeding one year were as follows (in thousands):

           Year ending
           December 31,
           ------------
           2000                                $ 1,243
           2001                                    826
           2002                                    622
           2003                                     48
                                               -------
                                               $ 2,739
                                               =======

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(13) RELATED PARTY TRANSACTIONS

         In May 1999, the Company advanced SFSC $921,000 pursuant to a promissory note. The note bears interest at 16%, payable quarterly. The principal is due and payable on September 30, 2000. As of December 31, 1999 the note had a balance of $277,000. This note was fully paid by SFSC in March 2000.

         In October 1998, the Company borrowed $800,000 from SFSC pursuant to an unsecured promissory note. The loan was paid off in 1998.

         In September 1998, the Company borrowed $500,000 from SFSC pursuant to an unsecured promissory note. The loan was paid off in 1998.

         In December 1997, the Company borrowed $5,500,000 from CPS pursuant to an unsecured promissory note. The loan was paid off in 1999. Messrs. Bradley, Sr. and Bradley, Jr. are officers and directors of CPS.

         As discussed in Note (1), the Company sold its Retail Automotive Sales Segment in June, 1997 to a company controlled by Charles E. Bradley, Sr., the Chief Executive Officer and Chairman of NAB and Charles E. Bradley, Jr., a director of NAB, for $1,500,000. The purchase price consisted of a $200,000 cash payment and a note for $1,300,000. The note was satisfied in 1998.

         Also see Notes 7 and 16 for additional related party transactions.

(14) FAIR VALUE OF FINANCIAL INSTRUMENTS

         The following disclosure of the estimated fair value of financial instruments is made using estimated fair value amounts that have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material impact on the estimated fair value amounts.

         The carrying values of cash and cash equivalents, restricted cash, loans to officers and drafts payable are a reasonable estimate of their fair value due to the short-term nature of these instruments.

         The estimated fair value of the Company's financial instruments are as follows:

                                                                         DECEMBER 31,
                                                  ------------------------------------------------------
                                                             1999                        1998
                                                  --------------------------  --------------------------
                                                  CARRYING VALUE  FAIR VALUE  CARRYING VALUE  FAIR VALUE
                                                  --------------  ----------  --------------  ----------
Financial assets:
   Construction loans                                $ 3,330       $ 3,330       $ 9,465       $ 9,465
   Residential mortgage loans held for sale           46,029        46,888        78,911        79,903
    Residual interest in the securitization of
    mortgage loans                                     3,678         3,678         3,534         3,534
    Loans to officers                                  2,213         2,213         3,040         3,040
Financial liabilities:
   Warehouse line of credit                           40,218        40,218        74,117        74,117
   Notes payable to affiliates                         9,277         9,277        12,877        12,877


         The following methods and assumptions were used in estimating the Company's fair value disclosures for financial instruments:

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           Construction loans: The carrying value reported in the consolidated balance sheets approximates fair value as the construction loans are short term and bear interest at a rate that approximates current market interest rates for similar types of credit.

           Residential mortgage loans held for sale: The fair value of loans receivable held for sale is determined in the aggregate based on current investor yield requirements.

           Warehouse line of credit: The fair value of the variable rate line of credit is equal to its carrying value as the variable rates are considered to be the market rates.

           Notes payable to affiliates and loans to officers: The carrying value reported in the consolidated balance sheets approximates fair value based upon current investor yield requirements for similar instruments.

           Commitments to originate loans: The fair value is based on fees paid by the borrowers to obtain the loan and is not considered material.

(15) SEGMENT REPORTING

           The Company has two reportable segments, sub-prime and prime mortgage lending. The sub prime mortgage banking segment originates residential mortgage loans to borrowers who are unable to obtain financing from conventional mortgage sources due to credit problems or income qualification issues. The prime mortgage banking segment originates conventional and government guaranteed or insured mortgage loans. Both of the business segments operate within the U.S.

           The accounting policies of the segments are the same as those described in the Summary of Significant Accounting Policies. The segment data includes charges for interest and taxes from the parent, NAB Asset Corporation. Allocation between segments represents charges from the sub prime mortgage banking operation to the prime mortgage operation for administrative services. The charges are based upon an estimate of actual expenses incurred.

           The sub prime segment was acquired July 10, 1996. The prime mortgage lending segment was acquired August 31, 1997.

           Information concerning the operations of the segments is as follows (in thousands):

                                       Sub Prime        Prime
                                        Mortgage       Mortgage
                                        Lending         Lending          Total
                                        --------        --------       --------
Year ended December 31, 1999
Revenues, other than interest           $  8,062        $ 13,773       $ 21,835
Interest income                            2,601           2,556          5,157
Interest expense                           1,657           2,522          4,179
Depreciation and amortization                588             246            834
Segment profit (loss)                     (4,179)          1,303         (2,876)
Segment assets (1)                            --              --         59,969
Expenditures for fixed assets (1)             --              --             95

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                                          Sub Prime       Prime
                                           Mortgage      Mortgage
                                           Lending       Lending         Total
                                           -------       -------         -----
Year ended December 31, 1998
Revenues, other than interest             $ 11,630       $ 16,459       $ 28,089
Interest income                              3,797          3,175          6,972
Interest expense                             2,769          3,383          6,152
Depreciation and amortization                  403            264            667
Segment profit                                 119          2,637          2,756
Other non-cash items:
  Securitization of mortgage loans           3,248             --          3,248
Segment assets (1)                              --             --        100,680
Expenditures for fixed assets (1)               --             --            437



                                             Sub Prime     Prime
                                             Mortgage      Mortgage
                                             Lending       Lending        Total
                                             -------       -------        -----
Year ended December 31, 1997
Revenues, other than interest                $ 8,847       $ 4,516       $13,363
Interest income                                2,009           729         2,738
Interest expense                               1,531           863         2,394
Depreciation and amortization                    332            76           408
Segment profit  (loss)                         2,381           555         2,936
Other non-cash items:
  Premium amortization                            --           383           383
Segment assets (1)                                --            --        66,342
Expenditures for fixed assets (1)                 --            --           439


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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


           The reconciliation of the segment information above to that as reported in the Company's Statement of Financial Condition and Statement of Operations is as follows (in thousands):

                                                             1999             1998             1997
                                                          ---------        ---------        ---------
Revenues
Total revenues for reportable segments                    $  26,992        $  35,061        $  16,101
Other revenues                                                  218              615              112
                                                          ---------        ---------        ---------
    Total consolidated revenues                           $  27,210        $  35,676        $  16,213
                                                          =========        =========        =========

                                                             1999             1998             1997
                                                          ---------        ---------        ---------
Interest Income
Total interest income for reportable segments             $   5,157        $   6,972        $   2,738
Unallocated interest income                                     598            1,177              324
Net interest paid to corporate from segments                   (380)            (562)            (211)
                                                          ---------        ---------        ---------
Total consolidated interest income                        $   5,375        $   7,587        $   2,851
                                                          =========        =========        =========

                                                             1999             1998             1997
                                                          ---------        ---------        ---------
Interest Expense
Total interest expense for reportable
  segments                                                $   4,179        $   6,152        $   2,394
Unallocated interest expense                                  1,776            2,433              388
Net interest paid to corporate from segments                   (380)            (562)            (211)
                                                          ---------        ---------        ---------
Total consolidated interest expense                       $   5,575        $   8,023        $   2,571
                                                          =========        =========        =========

                                                             1999             1998             1997
                                                          ---------        ---------        ---------
Earnings (loss)
Total segment profit (loss)                               $  (2,876)       $   2,756        $   2,936
Unallocated amounts:
  Interest expense                                           (1,776)          (2,433)            (388)
  Corporate income                                              218              615              112
  Corporate expenses                                         (1,259)          (1,910)          (1,555)
  Minority interest                                             468             (224)            (263)
  Net interest paid to corporate from segments                  380              562              211
                                                          ---------        ---------        ---------
Earnings (loss) from continuing operations, before
cumulative effect of change in accounting principle       $  (4,845)       $    (634)       $   1,053
                                                          =========        =========        =========

                                                             1999             1998             1997
                                                          ---------        ---------        ---------
Assets
Total assets for reportable segments                      $  59,969        $ 100,680        $  66,342
Elimination of corporate payables / receivables              (1,187)            (464)              --
Net assets of discontinued operation                          2,855            9,536           14,608
Other assets                                                  2,769            3,565            2,285
                                                          ---------        ---------        ---------
    Total consolidated assets                             $  64,406        $ 113,317        $  83,235
                                                          =========        =========        =========


           During 1999, approximately $9,469,000 or 35% of the Company's revenues were as a result of loan sales to three customers. During 1998 approximately $5,619,000 or 16% of the Company's revenues were the result of sub-prime loan sales to one customer. During 1997 approximately $6,236,000 or 38% of the Company's revenues were the result of sub-prime loan sales to two customers.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(16) SUBSEQUENT EVENTS AND LIQUIDITY

           During 1999, cash flow from operations was negative and as result insufficient to cover the operating expenses of NAB. In the third quarter of 1999 NAB elected to dispose of its investments in CPFI and NAFCO in order to reduce its debt to SFSC and provide operating funds to NAB. As of December 31, 1999 NAB had remaining indebtedness to SFSC totaling $9,277,000. Since December 31, 1999 NAB has repaid $1,724,000 of this indebtedness, leaving a principal balance of $7,553,000. Additionally, NAB is current in the payment of interest due on this indebtedness.

           On March 15, 2000 NAB entered into a Second Debt Restructure Agreement, effective March 7, 2000, with SFSC in which SFSC agreed to extend the maturity dates on the indebtedness to December 31, 2002. Additionally, SFSC agreed to defer monthly interest payments, at NAB's option, on the notes to March 31, 2001; provided that any deferred interest payment will bear interest at 14% per annum until paid. Beginning in March 2001, monthly principal payments of $100,000 are required in addition to monthly interest (and any deferred interest). In order to pay the remaining indebtedness NAB must obtain cash from operations (which consists primarily of tax sharing payments from MPS), financing from third parties, sell existing assets, obtain more favorable terms under its various debt agreements or achieve a combination of the above. The Company is currently pursuing all of these alternatives and believes that the remaining amounts due will be paid on a timely basis.

           Principal repayments related to the notes payable to affiliates are as follows (in thousands):

              Year ended December 31,
                      2001                                $  900
                      2002                                 6,653
                                                          ------
                                                          $7,553
                                                          ======

           On March 7, 2000, CPFI borrowed $500,000 from two officers of the Company. The notes bear interest at 14% per annum and are due April 30, 2000. Proceeds from the disposition of the remaining CPFI loans will be used to repay this indebtedness. The proceeds from the borrowings were used to repay principal and interest due SFSC and are included in the repayments discussed above.

           In the next twelve months the Company intends to expand the current operations of MPS and PAMCO and acquire additional operations complimentary to its core business lines. The Company anticipates no additional funding from SFSC or CPS, and therefore must rely on internally generated funds or additional borrowings from third parties. The ability of the Company to acquire additional compatible operations is dependent upon the availability of financing. Current credit agreements in place are sufficient to provide the Company funds to operate its business lines as currently structured. There can be no assurance that internally generated funds will be sufficient or financing will be available.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(17) PARENT COMPANY FINANCIAL STATEMENTS

                          BALANCE SHEETS (IN THOUSANDS)

                                                           ---------------------
                                                                December 31,
                                                           ---------------------
Assets                                                      1999          1998
------                                                     -------       -------
Cash and cash equivalents                                  $    71       $   145
Loans to MPS officers                                        2,213         3,040
Note receivable from MPS                                     1,800         3,500
Note receivable from affiliate                                 277            --
Investment in discontinued operations                        2,855         9,536
Investment in MPS                                            6,637         6,327
Other assets                                                   251           381
                                                           -------       -------
       Total assets                                        $14,104       $22,929
                                                           =======       =======

Liabilities and Shareholders' Equity

Liabilities:
Notes payable to affiliates                                $ 9,277       $12,877
Payable to MPS                                               1,201           317
Payable to MPS officers                                        860           683
Other accounts payable and accrued expenses                    720           453
                                                           -------       -------
       Total liabilities                                    12,058        14,330
Shareholders' equity                                         2,046         8,599
                                                           -------       -------
          Total liabilities and shareholders' equity       $14,104       $22,929
                                                           =======       =======



                     STATEMENTS OF OPERATIONS (IN THOUSANDS)

                                                     ------------------------------------
                                                        For the years ended December 31,
                                                     ------------------------------------
                                                      1999           1998          1997
                                                     -------        -------       -------
Revenues:
  Interest income                                    $   597        $ 1,177       $   323
  Earnings (loss) from MPS                            (2,530)         2,532         2,673
  Earnings (loss) from discontinued operations        (1,553)           796         1,181
                                                     -------        -------       -------
       Total revenues (losses)                        (3,486)         4,505         4,177
                                                     -------        -------       -------
Costs and expenses:
  Compensation and benefits                              585          1,316           787
  Interest expense-affiliates                          1,776          2,433           388
 General and administrative expenses                     486            576           657
  Income taxes                                           220             18           111
                                                     -------        -------       -------
       Total costs and expenses                        3,067          4,343         1,943
                                                     -------        -------       -------
Net earnings (loss)                                  $(6,553)       $   162       $ 2,234
                                                     =======        =======       =======

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


                     STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                           For the years ended December 31,
                                                                      ----------------------------------------
                                                                        1999            1998            1997
                                                                      --------        --------        --------
Cash flows from operating activities:
        Net earnings (loss)                                           $ (6,553)       $    162        $  2,234
        Discontinued operations                                          1,553            (796)         (1,181)
        Adjustments to reconcile net earnings (loss) to
          Net cash used in operating activities:
        Undistributed earnings (loss) from MPS                           2,530          (2,532)         (2,673)
        MPS intercompany tax (benefit) expense                            (562)          1,237             911
        Depreciation                                                       106             119              24
        Reduction in note receivable from affiliate in exchange
          for payment of interest                                          644              --              --
        Net changes in:
          Other assets                                                      24             134            (360)
          Payable to MPS                                                   884             559            (242)
          Payable to MPS officers                                          177             683              --
          Accounts payable and accrued expenses                            267            (138)            405
                                                                      --------        --------        --------
            Net cash used in operating activities                         (930)           (572)           (882)
                                                                      --------        --------        --------
Cash flows from investing activities:
     Repayments from (loans to) MPS                                      1,700              --          (3,500)
     Preferred stock dividend from MPS                                      --             463              --
     Note receivable from affiliate                                       (921)             --              --
     Pushdown of deferred compensation liability                        (1,278)           (778)             --
     Acquisition of MPS preferred stock                                 (1,000)             --              --
     Repayments from (loans to) MPS officers                               827          (3,040)             --
                                                                      --------        --------        --------
            Net cash used in investing activities                         (672)         (3,355)         (3,500)
                                                                      --------        --------        --------
Cash flows from financing activities:
     Borrowings on notes payable to affiliates                              --           1,300          16,300
     Principal payments on notes payable to affiliates                  (3,600)         (4,723)             --
     Notes receivable from affiliates                                       --              --          (1,300)
     Payments received on notes receivable from affiliates                  --           1,300              --
                                                                      --------        --------        --------
           Net cash provided by (used in) financing activities          (3,600)         (2,123)         15,000
     Cash provided by discontinued operations                            5,128           5,843         (12,998)
                                                                      --------        --------        --------
Net decrease in cash and cash equivalents                                  (74)           (207)         (2,380)
Cash and cash equivalents at beginning of year                             145             352           2,732
                                                                      --------        --------        --------
Cash and cash equivalents at end of year                              $     71        $    145        $    352
                                                                      ========        ========        ========

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

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. INDEX TO FINANCIAL STATEMENTS                                                             PAGE
       Independent Auditors' Report                                                                20
       Consolidated Balance Sheets as of December 31, 1999 and 1998                                21
       Consolidated Statements of Operations for the years ended
                 December 31, 1999, 1998 and 1997                                                  22
       Consolidated Statements of Shareholders' Equity for the years ended
                 December 31, 1999, 1998 and 1997                                                  23
       Consolidated Statements of Cash Flows for the years ended
                 December 31, 1999, 1998 and 1997                                                  24
       Notes to Consolidated Financial Statements                                                  25

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

3.2        Restated By-laws (Incorporated by reference to Exhibit B to Appendix
           A to the Registrant's Proxy Statement dated April 23, 1996).

10.1 Employment Agreement dated December 1, 1996 between James E. Hinton and Mortgage Portfolio Services, Inc. (Incorporated by reference to
           Exhibit 10.9 to Form 10K dated December 31, 1996).

10.2       Amendment No.1 to Employment Agreement dated December 1, 1996 between
           James E. Hinton and Mortgage Portfolio Services, Inc. (Filed herewith).

10.3       $3,000,000 Promissory Note dated June 25,1998 issued by Registrant to
           CPS. Paid in full. (Incorporated by reference to Exhibit 10.26 to Form 10Q dated September 30, 1998)

10.4       Third Restated Credit Agreement between Mortgage Portfolio Services,
           Inc. and Guaranty Federal Bank, F.S.B. dated June 30, 1998
           (Incorporated by reference to Exhibit 10.23 to Form 10Q dated June
           30, 1998)

10.5       Debt Restructure Agreement dated as of August 13, 1998 between the
           Registrant and SFSC (Incorporated by reference to Exhibit 10.13 to Form 10K dated December 31, 1998)

10.6 $500,000 Promissory Note dated September 25,1998 issued by Registrant to SFSC. (Incorporated by reference to Exhibit 10.27 to Form 10Q dated September 30, 1998) Paid in full

10.7 $800,000 Promissory Note dated October 23,1998 issued by Registrant to SFSC. (Incorporated by reference to Exhibit 10.15 to Form 10K dated December 31, 1998) Paid in full

10.8       Credit agreement between Mortgage Portfolio Services, Inc., and Bank
           United dated June 15, 1999 (Incorporated by reference to Exhibit
           10.18 to Form 10Q dated June 30, 1999)

10.11 Third Amendment to Warehousing Credit and Security Agreement dated as of December 15, 1998 between Construction Portfolio Funding, Inc. and
           Bank United (Incorporated by reference To Exhibit 10.13 to Form 10K dated December 31, 1998)

10.12 Payment Deferral Agreement dated March 26, 1999 between Registrant and SFSC (Incorporated by reference to Exhibit 10.17 to Form 10K dated December 31, 1998)

10.13      Separation Agreement dated as of June 4, 1999 between Registrant and
           Michael W. Caton effective as of July 15, 1999 (Incorporated by reference to Exhibit 10.19 to Form 10Q dated June 30, 1999)

10.14      Consulting and Finder's Agreement dated as of June 4, 1999 between
           Registrant and Caton Financial Services, Inc. effective as of July
           15, 1999 (Incorporated by reference to Exhibit 10.20 to Form 10Q dated June 30, 1999)

10.15      $921,345 Promissory Note dated May 12, 1999 issued by SFSC to
           Registrant (Incorporated by reference to Exhibit 10.21 to Form 10Q dated June 30, 1999) Paid in full

10.16      Credit Agreement between Mortgage Portfolio Services, Inc. and Bank
           United dated June 15, 1999 (incorporated by reference to Exhibit
           10.19 to Form 10Q dated June 30, 1999)

10.17      First Amendment to Credit Agreement between Mortgage Portfolio
           Services, Inc., and Bank United dated June 15, 1999 (Incorporated by reference to Exhibit 10.22 to Form 10Q dated September 30, 1999)

10.18      Eighth Amendment to Warehousing Credit and Security Agreement and
           Amendment of Promissory Note dated February 1, 2000 between
           Construction Portfolio Funding, Inc. and Bank United (Filed herewith)

10.19      $300,000 Promissory Note from Construction Portfolio Funding, Inc. to
           James E. Hinton dated March 7, 2000 (Filed herewith)

10.20      Pledge Agreement dated as of March 7, 2000 made by Construction
           Portfolio Funding, Inc. in favor of James E. Hinton (Filed herewith)

10.21      $200,000 Promissory Note from Construction Portfolio Funding, Inc. to
           Alan Ferree dated March 7, 2000 (filed herewith)

10.22      Pledge Agreement dated as of March 7, 2000 made by Construction
           Portfolio Funding, Inc. in favor of Alan Ferree (filed herewith)

10.23      Second Debt Restructure Agreement dated March 15, 2000 (effective
           March 7, 2000) between

           SFSC and the Registrant (filed herewith)

10.24      $4,000,000 Promissory Note issued March 15, 2000 (effective March 7,
           2000) between SFSC and the Registrant (filed herewith)

10.25      $3,553,169.20 Promissory Note issued March 15, 2000 (effective March
           7, 2000) between SFSC and the Registrant (filed herewith)

10.26      Subordination Agreement dated as of March 15, 2000 between SFSC the
           Registrant and Bank United (filed herewith)

10.27 Second Amendment to Credit Agreement dated January 31, 2000 by and among MPS, the Registrant and Bank United (filed herewith)

21.1       Subsidiaries of the registrant.

27         Financial Data Schedule.



(b).       REPORTS ON FORM 8-K

           None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        NAB ASSET CORPORATION


                        By:       /s/  Charles E. Bradley, Sr.
                                  ----------------------------
                                  Charles E. Bradley, Sr.
                                  Chairman of the Board/Chief Executive Officer (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


                 Signature                                   Title                                     Date
                 ---------                                   -----                                     ----
                                                  Chairman of the Board                           March 29, 2000
   /s/  Charles E. Bradley, Sr.                   Chief Executive Officer
   ------------------------------------------
        Charles E. Bradley, Sr.                   (Principal Executive Officer)


                                                  Senior Vice President                           March 29, 2000
   /s/  Alan Ferree                               Chief Financial Officer
   ------------------------------------------
         Alan Ferree                              (Principal Financial Officer)


   /s/  Timothy G. Hanson                         Controller                                      March 29, 2000
   ------------------------------------------
         Timothy G. Hanson                        (Principal Accounting Officer)


   /s/  Charles E. Bradley, Jr.                   Director                                        March 29, 2000
   ------------------------------------------
         Charles E. Bradley, Jr.


   /s/  James B. Gardner                          Director                                        March 29, 2000
   ------------------------------------------
         James B. Gardner


   /s/  Jeffrey W. Kramer                         Director                                        March 29, 2000
   ------------------------------------------
         Jeffrey W. Kramer


   /s/  James Hinton                              Director and President of                       March 29, 2000
   ------------------------------------------
         James Hinton                             Mortgage Portfolio Services, Inc.

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

3.2        Restated By-laws (Incorporated by reference to Exhibit B to Appendix
           A to the Registrant's Proxy Statement dated April 23, 1996).

10.1 Employment Agreement dated December 1, 1996 between James E. Hinton and Mortgage Portfolio Services, Inc. (Incorporated by reference to
           Exhibit 10.9 to Form 10K dated December 31, 1996).

10.2       Amendment No.1 to Employment Agreement dated December 1, 1996 between
           James E. Hinton and Mortgage Portfolio Services, Inc. (Filed herewith).

10.3       $3,000,000 Promissory Note dated June 25,1998 issued by Registrant to
           CPS. Paid in full. (Incorporated by reference to Exhibit 10.26 to Form 10Q dated September 30, 1998)

10.4       Third Restated Credit Agreement between Mortgage Portfolio Services,
           Inc. and Guaranty Federal Bank, F.S.B. dated June 30, 1998
           (Incorporated by reference to Exhibit 10.23 to Form 10Q dated June
           30, 1998)

10.5       Debt Restructure Agreement dated as of August 13, 1998 between the
           Registrant and SFSC (Incorporated by reference to Exhibit 10.13 to Form 10K dated December 31, 1998)

10.6 $500,000 Promissory Note dated September 25,1998 issued by Registrant to SFSC. (Incorporated by reference to Exhibit 10.27 to Form 10Q dated September 30, 1998) Paid in full

10.7 $800,000 Promissory Note dated October 23,1998 issued by Registrant to SFSC. (Incorporated by reference to Exhibit 10.15 to Form 10K dated December 31, 1998) Paid in full

10.8       Credit agreement between Mortgage Portfolio Services, Inc., and Bank
           United dated June 15, 1999 (Incorporated by reference to Exhibit
           10.18 to Form 10Q dated June 30, 1999)

10.11 Third Amendment to Warehousing Credit and Security Agreement dated as of December 15, 1998 between Construction Portfolio Funding, Inc. and
           Bank United (Incorporated by reference To Exhibit 10.13 to Form 10K dated December 31, 1998)

10.12 Payment Deferral Agreement dated March 26, 1999 between Registrant and SFSC (Incorporated by reference to Exhibit 10.17 to Form 10K dated December 31, 1998)

10.13      Separation Agreement dated as of June 4, 1999 between Registrant and
           Michael W. Caton effective as of July 15, 1999 (Incorporated by reference to Exhibit 10.19 to Form 10Q dated June 30, 1999)

10.14      Consulting and Finder's Agreement dated as of June 4, 1999 between
           Registrant and Caton Financial Services, Inc. effective as of July
           15, 1999 (Incorporated by reference to Exhibit 10.20 to Form 10Q dated June 30, 1999)

10.15      $921,345 Promissory Note dated May 12, 1999 issued by SFSC to
           Registrant (Incorporated by reference to Exhibit 10.21 to Form 10Q dated June 30, 1999) Paid in full

10.16      Credit Agreement between Mortgage Portfolio Services, Inc. and Bank
           United dated June 15, 1999 (incorporated by reference to Exhibit
           10.19 to Form 10Q dated June 30, 1999)

10.17      First Amendment to Credit Agreement between Mortgage Portfolio
           Services, Inc., and Bank United dated June 15, 1999 (Incorporated by reference to Exhibit 10.22 to Form 10Q dated September 30, 1999)

10.18      Eighth Amendment to Warehousing Credit and Security Agreement and
           Amendment of Promissory Note dated February 1, 2000 between
           Construction Portfolio Funding, Inc. and Bank United (Filed herewith)

10.19      $300,000 Promissory Note from Construction Portfolio Funding, Inc. to
           James E. Hinton dated March 7, 2000 (Filed herewith)

10.20      Pledge Agreement dated as of March 7, 2000 made by Construction
           Portfolio Funding, Inc. in favor of James E. Hinton (Filed herewith)

10.21      $200,000 Promissory Note from Construction Portfolio Funding, Inc. to
           Alan Ferree dated March 7, 2000 (filed herewith)

10.22      Pledge Agreement dated as of March 7, 2000 made by Construction
           Portfolio Funding, Inc. in favor of Alan Ferree (filed herewith)

10.23      Second Debt Restructure Agreement dated March 15, 2000 (effective
           March 7, 2000) between

           SFSC and the Registrant (filed herewith)

10.24      $4,000,000 Promissory Note issued March 15, 2000 (effective March 7,
           2000) between SFSC and the Registrant (filed herewith)

10.25      $3,553,169.20 Promissory Note issued March 15, 2000 (effective March
           7, 2000) between SFSC and the Registrant (filed herewith)

10.26      Subordination Agreement dated as of March 15, 2000 between SFSC the
           Registrant and Bank United (filed herewith)

10.27 Second Amendment to Credit Agreement dated January 31, 2000 by and among MPS, the Registrant and Bank United (filed herewith)

21.1       Subsidiaries of the registrant.

27         Financial Data Schedule.



(b).       REPORTS ON FORM 8-K

           None