Form 10-K405/A
period 1999-12-31
NAB ASSET CORP
filed 2000-05-01
CIK 873458

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For The Fiscal Year Ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission file number 0-19391

                              NAB ASSET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Texas                                      76-0332056
     -------------------------------                    -------------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)



 23361 Madero, Suite 200 Mission Viejo, CA                     92691
------------------------------------------              -------------------
 (Address of principal executive offices)                    (Zip Code)



       Registrant's telephone number, including area code: (949) 465-0244

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No   .
   ---     ---

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

     Title of Class                     Outstanding at March 15, 2000
     --------------                     -----------------------------
     Common Stock.................               5,091,300


NAB Asset Corporation (the "Company") hereby amends its Annual Report on Form 10K for the year ended December 31, 1999 by the addition of items 10, 11, 12 and 13 as set forth below.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers


         NAME                    AGE                   BUSINESS EXPERIENCE DURING PAST FIVE YEARS
---------------------------    -------    ------------------------------------------------------------------
Charles E. Bradley, Sr.          70       Chairman of the Board and Chief Executive Officer of NAB since
                                          June 1996. Chairman of the Board of Consumer Portfolio Services,
                                          Inc. ("CPS") since its formation in March 1991. Chairman of the
                                          Board of Chatwins Group, Inc. from 1988 to March 2000. One of the founders of Stanwich Partners, Inc. ("Stanwich"), a Connecticut
                                          investment firm that acquires controlling interest in companies in conjunction with the existing operating management of such companies, and has been President, Director and a shareholder of that company since its formation in 1982. President and a
                                          director of Reunion Industries, Inc. since June 1995. Director of
                                          CPS, Zydeco Energy Corporation, Audits & Surveys Worldwide, Inc.,
                                          DeVieg-Bullard, Inc., General Housewares Corp., Reunion
                                          Industries, Inc., Sanitas, Inc., and Texon Energy Corporation.
                                          Father of Charles E. Bradley, Jr. Director of NAB since June
                                          1996.

Charles E. Bradley, Jr.          40       President and Director of CPS since its formation in March 1991.
                                          In January 1992, appointed Chief Executive Officer of CPS.
                                          Director of Texon Energy Corporation and Thomas Nix Distributor,
                                          Inc. Son of Charles E. Bradley, Sr. Director of NAB since June
                                          1996.

James B. Gardner                 65       Managing Director of Service Asset Management Company since May
                                          1994. President and Chief Executive Officer of Pacific Southwest
                                          Bank F.S.B. from November 1991 to April 1994. Retired Vice
                                          Chairman of Banc One, Texas, NA. Director of Century Telephone
                                          Enterprises, Inc., and Ennis Business Forms, Inc. Director of NAB
                                          since November 1996.

Jeffrey W. Kramer                35       Vice President of Rothschild Inc. since May 1999. Vice President of Nomura Securities International, Inc. from April 1998 to May
                                          1999. Director of Black Diamond Advisors, Inc., from 1996 to
                                          April 1998. Black Diamond Advisors, Inc. is an investment and merchant banking concern. From 1987 to 1996 served in various capacities in the asset finance group at Financial Security
                                          Assurance, Inc. Director of NAB since February 1998.

James Hinton                     49       Mr. Hinton, 49, has been President of Mortgage Portfolio
                                          Services, Inc. ("MPS") since 1996. From 1992 to 1996 he served as
                                          Executive Vice President in charge of the mortgage banking division of Pacific Southwest Bank in Dallas, Texas. Director of
                                          NAB since January 2000.

Alan Ferree                      41       Mr. Ferree has been a Senior Vice-President, Chief Financial
                                          Officer and Secretary of NAB since January 1997. From 1995 to
                                          1996 he served as Senior Vice President of Pacific Southwest Bank in Dallas, Texas. From 1994 to 1995 he was an independent
                                          consultant. From 1989 to 1994 he was Executive Vice President of
                                          wholesale banking for Bluebonnet Savings Bank FSB in Dallas,
                                          Texas.

Board and Committee Meetings

         The Board of Directors met two times during the 1999 fiscal year. Standing committees of the Board include an Audit Committee and a Compensation Committee, both of which met concurrently with the Board of Directors during the period.

         The Audit Committee is comprised of Messrs. Gardner (Chairman), and Kramer. All members are non-employee directors. The Committee addresses matters which include, among other things, (1) making recommendations to the Board of Directors regarding engagement of independent auditors, (2) reviewing with the Company's financial management the plans for, and results of, the independent audit engagement, (3) reviewing the adequacy of the Company's system of internal accounting controls and (4) reviewing legal and regulatory matters that may have a material impact on the Company's financial statements.

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

         During the last fiscal year, each incumbent director other than Mr. Bradley, Jr. and Mr. Hinton attended all meetings of the Board of Directors and all meetings of committees of the Board on which he served. Mr. Bradley, Jr. attended one meeting and Mr. Hinton was not a director during the last fiscal year.

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

         Based solely on its review of such forms that it received, or written representations from reporting persons that no Forms 5 were required for such person, the Company believes that, during fiscal 1999, the Section 16(a) filing requirements under Section 16(a) of the Exchange Act were satisfied on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation earned during 1997, 1998 and 1999 by the Company's Chief Executive Officer, all other persons who are or may be deemed to be current executive officers and the former president of the Company.

                                                                              Long Term
                                                                            Compensation
                                             Annual Compensation               Awards
                                     -----------------------------------     Securities      All Other
                                     Fiscal                                  Underlying    Compensation($)
                                      Year      Salary($)    Bonus($)(1)      Options       (2)(3)(4)(5)
                                     ------     ---------    -----------    ------------   ---------------
Charles E. Bradley, Sr.               1999        36,458           --            --                 --
Chairman of the Board                 1998       121,873           --            --                 --
and Chief Executive Officer           1997       100,000           --            --                 --

Alan Ferree                           1999       142,750           --            --             25,000
Senior Vice President                 1998       130,000           --            --             25,000
and Chief Financial Officer           1997       120,000       45,000            --                 --

James Hinton                          1999       171,000           --            --            448,933
Director, President of Mortgage       1998       225,000           --            --              6,600
Portfolio Services, Inc.              1997       175,000       92,000            --              6,600

Michael W. Caton                      1999        90,951           --            --            113,247
Former President and                  1998       210,000           --            --            270,600
Director                              1997       185,000       50,000            --              6,600


-------------------
(1) Cash bonuses for services rendered have been listed in the year earned.

(2) Includes car allowances.

(3) Mr. Caton resigned effective July 1999. A firm of which he is an affiliate is currently paid $15,150 monthly by the Company for consulting services. See Employment and Other Compensation Agreements.

(4) Mr. Hinton is party to a deferred compensation arrangement as settlement for a prior stock option incentive agreement terminated in 1998. See Employment and Other Compensation Agreements.

(5) Includes amounts paid under the terminated stock option plan.

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

         In April 1998 the Board of Director's authorized the Company to make the payments to the present or former directors and executive officers that held such options, as compensation in lieu of the options. In each case, the amount of the payment was determined by multiplying the number of shares subject to the option by the amount by which $5.00 exceeded the applicable per share option exercise price. At December 31, 1999 all required compensation payments had been satisfied other than one remaining payment to Mr. Ferree for $25,000.

         Amounts paid to the executive officers named above resulting from the terminated plan were as follows:

     Mr. Caton                   1999                 $      0
                                 1998                 $274,000

     Mr. Ferree                  1999                 $ 25,000
                                 1998                 $ 25,000

         Employment and other Compensation Agreements

         Mr. Hinton has an Employment Agreement with MPS, pursuant to which he is serving as President and Chief Executive Officer of MPS for a term that ends on March 18, 2001 for a salary at the current rate of $275,000 per year. Under the agreement, he receives a car allowance of $550 per month and is eligible to receive an annual bonus at the discretion of the Board of Directors of MPS. If his employment with MPS terminates without cause or because of disability, MPS is obligated to continue to pay him the salary specified in the agreement for a period ending on the later to occur of March 18, 2002 or the first anniversary of the date of his termination, except that, in the case of disability, the salary continuation is reduced by the amount of any benefits he receives from disability insurance provided by MPS. In 1999, Mr. Hinton elected to take no salary for three months.

         In 1997, the Company entered into agreements with the executives of MPS, including Mr. Hinton that granted options to the executives, exercisable only if certain conditions are satisfied, to acquire up to 20% of the authorized common shares of MPS. The number of shares to be issued pursuant to the agreements was dependent upon several factors, including the future earnings and value of MPS. Mr. Hinton's potential ownership was 37.5% of the 20%.

         On June 26, 1998 the Company, MPS and the executives entered into a Restructure Agreement, which terminated the options. Mr. Hinton, in exchange for the termination of the options, entered into a deferred compensation arrangement that requires the Company to pay annual installments of $442,000, $422,000 and $422,000 over the three-year period beginning June 26, 1999, as long as Mr. Hinton continues employment with the Company. If Mr. Hinton is terminated without cause all remaining amounts due under the deferred compensation arrangement become immediately due to Mr. Hinton.

         The Company also granted loans to the executives, in which Mr. Hinton received $1,200,000, which are repayable in three equal annual installments, plus interest at 5.7% per annum, beginning June 30, 1999. The loans are secured by the MPS stock that each executive owns. If Mr. Hinton terminates for any reason prior to the end of the three-year period, all remaining amounts under the note become immediately payable.

         In June 1999, Mr. Caton resigned his position as President of the Company. The Company entered into a consulting arrangement with Caton Financial Services, Inc. ("Caton"), a company controlled by Mr. Caton, that expires in December 2002. During that period Caton will, upon the Company's request, provide consulting services to the Company on acquisitions and dispositions of business investments, debt financing and other organizational matters. Caton is being paid a monthly consulting retainer of $15,150. In addition, Caton may earn fees in respect of certain transactions completed by the Company, if initiated by Caton. The retainer paid to the date of any such transaction or transactions will offset amounts otherwise due.

         In connection with Mr. Caton's resignation the Company repurchased Mr. Caton's stock ownership in two of the Company's subsidiaries. The purchase price totaled $108,000 of which $53,000 is payable in equal monthly installments of $1,300 to December 2002.

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

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The Compensation Committee of the Board of Directors provides advice and recommendations to the Board of Directors concerning the salaries and bonuses of the officers of NAB. The Board of Directors approves those salaries and bonuses. This report describes the policies and principles that shape the structure of NAB's executive compensation program.

         NAB's executive compensation program is structured to achieve the following objectives:

    o to attract, retain and motivate highly qualified, energetic and talented executives;

    o to create an incentive to increase stockholder returns by establishing a direct and substantial link between individual compensation and certain financial measures which have a direct effect on stockholder values, and;

    o to create substantial long-term compensation opportunities for individual executive officers based not only on long-term corporate performance but also on sustained long-term individual performance.

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

         In structuring the specific components of executive compensation, NAB is guided by the following principles:

    o annual compensation should be set within reasonable ranges of the annual compensation for similar positions with similarly-sized and types of companies, which engage in one or more of the principal businesses in which NAB engages.

    o bonus payments should vary with the individual's performance and NAB's financial performance; and

    o a significant portion of compensation should be in the form of long-term incentive compensation which aligns the interests of executives with those of the stockholders and which creates rewards for long-term sustained company performance and the achievements of NAB's strategic objectives and to the extent that a recipient exercises options which have vested by the achievement of performance goals.

CEO Compensation

         NAB's current Chief Executive Officer (Mr. Bradley, Sr.) currently receives a salary at the rate of $125,000 per year. During 1999 he did not receive a bonus or participate in any employee benefit programs of NAB. The salary of the Chief Executive Officer was within or below the Compensation Committee's salary range guidelines and objectives for the Company's officers.

THE COMPENSATION COMMITTEE

James B. Gardner
Jeffrey W. Kramer

COMPANY STOCK PERFORMANCE

         The following graph shows a comparison, for the period June 6, 1996 through December 31, 1999, of the cumulative total return for the Company as compared to the NASDAQ Composite Index and the NASDAQ Financial Industry Index. Prior to June 6, 1996 the Company was engaged in a business (real estate ownership and management) which is unrelated to its current business (financial services). Further, the Company's management changed completely on June 6, 1996, as part of a reorganization. The Company believes therefore that a comparison covering the period prior to June 6, 1996 would not be meaningful and could be misleading.

                                    [GRAPH]

                    COMPARISON OF CUMULATIVE TOTAL RETURN OF
                      COMPANY, PEER GROUP AND BROAD MARKET

                                             FISCAL YEAR ENDING
                           ----------------------------------------------------
COMPANY/INDEX/MARKET       6/6/96  6/30/96  9/30/96  12/31/96  3/31/97  6/30/97
--------------------       ------  -------  -------  --------  -------  -------
NAB Asset Corporation      100.00   132.11   120.96   227.82   176.15    154.42
NASDAQ Financial Index     100.00   100.19   108.70   120.64   125.86    146.57
NASDAQ Market Index        100.00    95.63    98.54   103.22    97.66    115.54

                           9/30/97  12/3/97  3/31/98  6/30/98  9/30/98  12/31/98
                           -------  -------  -------  -------  -------  --------
NAB Asset Corporation      146.79   120.96   190.83   139.45   102.75     88.07
NASDAQ Financial Index     171.02   185.15   195.15   190.15   157.98    178.17
NASDAQ Market Index        134.71   126.22   147.93   151.75   136.76    177.79

                           3/31/99  6/30/99  9/30/99  12/31/99
                           -------  -------  -------  --------
NAB Asset Corporation       66.06    47.71    22.02     14.68
NASDAQ Financial Index     176.48   198.47   172.31    179.00
NASDAQ Market Index        198.63   216.14   219.66    324.42

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number and percentage of shares of NAB Common Stock (its only class of voting securities) owned beneficially as of April 15, 2000 (i) by each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) by each director and executive officer of the Company, and (iii) by all directors and executive officers of the Company as a group. The table also sets forth the business address of each such 5% beneficial owner. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

                                                                   Percent of Class
       Name and Address                 Number of Shares Owned    Beneficially Owned
       ----------------                 ----------------------    ------------------
Charles E. Bradley, Jr.
c/o Consumer Portfolio Services, Inc.
16355 Laguna Canyon Road
Irvine, CA 92618                             1,934,706(1)                38.00%

Charles E. Bradley, Sr.
c/o Stanwich Partners, Inc.
One Stamford Landing
62 Southfield Avenue
Stanford, CT 06902                           1,934,706(1)                38.00%

James B. Gardner                                   500                     *

Jeffrey W. Kramer                                   --                     *

Alan Ferree                                     10,400                     *

James E. Hinton                                  2,100                     *

All officers and directors as a group
  (six persons)                              1,947,706(2)                38.26%

Consumer Portfolio Services, Inc.
16355 Laguna Canyon Road
Irvine, CA 92618                             1,934,706                   38.00%

Thomas F. Steyer, et al
c/o Farallon Capital Management, L.L.C.
One Maritime Plaza, Suite 1325
San Francisco, CA 94111                        252,957(3)                 4.97%

Greenhaven Associates, Inc.
Three Manhattanville Road
Purchase, N.Y. 10577                           417,825(4)                 8.21%

Central National-Gottesman, Inc., et al
Three Manhattanville Road
Purchase, N.Y. 10577                           339,825(5)                 6.67%

-----------------
 *  Indicates less than 1%

(1) These shares are owned by Consumer Portfolio Services, Inc. ("CPS"). The named individual may be deemed to be a beneficial owner of such shares because he is an executive officer and a director of CPS.

(2) Includes the shares as to which note (1), above, applies.

(3) Farallon Partners, L.L.C. ("FPLLC") is the general partner of 5 partnerships, which collectively own 221,774 shares of NAB Common Stock (the "Partnerships' Shares") for their own accounts. Farallon Capital Management, L.L.C. ("FCMLLC") is an investment advisor to certain managed accounts, which collectively own 31,183 such shares (the "Managed Account Shares"). As managing members of FPLLC and FCMLLC, Enrique H. Boilini, David I. Cohen, Joseph F. Downes, William F. Duhamal, Jason M. Fish, Andrew B. Fremder, Richard B. Fried, William F. Mellin, Stephen L. Millham, Meridee A. Moore, Mark C. Wehrly and Thomas F. Steyer have shared voting and investment power as to, and may be deemed to be beneficial owners of, the Partnership's Shares and the Managed Account Shares for purposes of Rule 13d-3 under the Securities Exchange Act of 1934 ("Rule 13d-3"). As a managing member of FPLLC, Fleur E. Fairman has shared voting and investment power as to, and may be deemed to be the beneficial owner of, the Partnerships' Shares for purposes of Rule 13d-3. Each of such individuals has disclaimed beneficial ownership of such shares. The foregoing information is based solely upon the information contained in
      Schedule 13G dated February 7, 2000, filed with the Securities and Exchange Commission (the "SEC") by FPLLC, FCMLLC, the individuals referred to in this Note (3) and certain others.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         At December 31, 1999, the Company had borrowed under notes and a line of credit from Stanwich Financial Services Corp. ("SFSC") a total of $9,277,000. During 1999, Mr. Bradley, Sr. and Mr. Bradley, Jr. together owned a majority of the outstanding common stock of SFSC. Since December 31, 1999 NAB has repaid $1,724,000 of the principal of the indebtedness.

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

         In May 1999, the Company advanced SFSC $921,000 pursuant to a promissory note due September 30, 2000. The note bears interest at 16%, payable quarterly. As of December 31, 1999 the note had a balance of $277,000. This note was fully paid by SFSC in March 2000.

         On March 7, 2000, a subsidiary of the Company borrowed, under secured notes, $300,000 from Mr. Hinton and $200,000 from Mr. Ferree. The notes bear interest at 14% per annum and are due April 30, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NAB ASSET CORPORATION


Date: April 30, 2000                        /s/ Charles E. Bradley, Sr.
                                            ----------------------------------
                                            Charles E. Bradley, Sr.
                                            Chief Executive Officer,
                                            Chairman of the Board


Date: April 30, 2000                        /s/ Alan Ferree
                                            ----------------------------------
                                            Alan Ferree
                                            Senior Vice President,
                                            Chief Financial Officer