Form 10-Q
period 2000-03-31
NAB ASSET CORP
filed 2000-05-15
CIK 873458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Quarterly Period ended March 31, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from_____________to ________________

    Commission file number 0-19391

                              NAB ASSET CORPORATION
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Texas                                          76-0332956
------------------------                 --------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)


23361 Madero, Suite 200, Mission Viejo, CA               92691
------------------------------------------         ----------------
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

As of April 30, 2000, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     NAB ASSET CORPORATION and Subsidiaries
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                            March 31,   December 31,
                                                              2000          1999
                                                          (unaudited)
                                                          ----------    ------------
                                     Assets

Cash and cash equivalents                                  $     47       $  1,397
Restricted cash                                               1,173          1,457
Receivables:
     Construction loans, net                                  3,878          3,330
     Residential mortgage loans held for sale                39,213         46,029
     Loans to officers                                        2,213          2,213
     Other receivables                                          641            995
Residual interest in securitization of mortgage loans         3,689          3,678
Real estate owned                                             1,605            728
Property and equipment, net                                     535            612
Costs in excess of net assets acquired, net                     389            442
Net assets of discontinued operations                           832          2,855
Other assets                                                    593            670
                                                           --------       --------
          Total assets                                     $ 54,808       $ 64,406
                                                           ========       ========

                      Liabilities and Shareholders' Equity

Liabilities:
Warehouse lines of credit (Note 3)                           33,858         40,218
Notes payable to affiliates                                   7,553          9,277
Drafts payable                                                8,747          8,279
Accounts payable and accrued expenses                         4,479          4,539
                                                           --------       --------
          Total liabilities                                  54,637         62,313
                                                           --------       --------
Minority interest                                                --             47
Contingencies (Note 4)

Shareholders' equity:
Common stock: $.10 par value, 30,000,000
     Authorized shares:
     5,091,300 shares issued and outstanding at
     March 31, 2000 and December 31, 1999                       509            509
Additional paid-in capital                                    7,815          7,815
Accumulated deficit                                          (8,153)        (6,278)
                                                           --------       --------
          Total shareholders' equity                            171          2,046
                                                           --------       --------
          Total liabilities and shareholders' equity       $ 54,808       $ 64,406
                                                           ========       ========


     See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                     Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                     Three months ended
                                                          March 31,
                                                     2000          1999
                                                   -------       -------
Revenues:
 Gains on sales of loans                           $ 1,895       $ 3,544
 Interest income                                       978         1,514
 Origination and other fee income                    1,702         2,207
                                                   -------       -------
          Total revenues:                            4,575         7,265

Costs and expenses:
 Compensation and benefits                           3,863         5,190
 Interest expense                                      725         1,046
 Interest expense-affiliates                           301           471
 General and administrative                          1,592         1,584
 Minority interest                                     (47)          (70)
                                                   -------       -------
          Total costs and expenses                   6,434         8,221
                                                   -------       -------
Loss from continuing
 operations before income taxes and
 cumulative effect of change in
 accounting principle                               (1,859)         (956)

Income tax expense                                       2            29
                                                   -------       -------
Loss from continuing
 operations before cumulative effect
 of change in accounting principle                  (1,861)         (985)

Cumulative effect of change in accounting
 principle, write off of organizational costs           --          (155)

Earnings (loss) from discontinued
 operations, net of income taxes                       (14)          191
                                                   -------       -------
Net loss                                           $(1,875)      $  (949)
                                                   =======       =======
Basic and diluted loss per share:

Continuing operations before
 cumulative effect of change in
 accounting principle                              $ (0.37)      $ (0.19)

Cumulative effect of change in
 accounting principle                                   --         (0.03)

Earnings (loss) per share from
 discontinued operations, net
 of income taxes                                        --          0.03
                                                   -------       -------
Loss per share                                     $ (0.37)      $ (0.19)
                                                   =======       =======

     See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                   Three months ended
                                                                       March 31,
                                                                 2000             1999
                                                                -------         --------
Cash flows from operating activities:
     Net loss                                                   $(1,875)        $   (949)
        Discontinued operations                                      14             (191)
        Adjustments to reconcile net loss to net cash
           from operating activities:
        Amortization of net interest receivable account             149              310
        Deposits to overcollateralization account                  (160)            (335)
        Depreciation and amortization                               176              189
        Change in accounting principle                               --              155
        Minority interest                                           (47)             (70)
        Net changes in:
          Residential mortgage loans originated,
            purchased and sold, net                               6,816           12,122
          Restricted cash                                           284              185
          Other receivables                                         354              849
          Drafts payable                                            468            4,092
          Other assets                                               77             (470)
          Real estate owned                                        (877)            (477)
          Accounts payable and accrued expenses                     (60)            (567)
                                                                -------         --------
            Net cash from operating activities                    5,319           14,843

Cash flows from investing activities:
     Construction loan (fundings) repayments, net                  (548)             964
     Purchases of property and equipment                            (46)             (39)
                                                                -------         --------
            Net cash from (used by) investing activities           (594)             925

Cash flows from financing activities:
     Net repayments of warehouse lines of credit                 (6,360)         (15,582)
     Principal payments on notes payable to affiliates           (1,724)          (1,400)
                                                                -------         --------
           Net cash used by financing activities                 (8,084)         (16,982)
Cash provided by discontinued operations                          2,009              535
                                                                -------         --------
Net decrease in cash and cash equivalents                        (1,350)            (679)
Cash and cash equivalents at beginning of period                  1,397              946
                                                                -------         --------
Cash and cash equivalents at end of period                      $    47         $    267
                                                                =======         ========
Supplement disclosure of cash flow information:
     Cash paid during the period for
           Interest                                             $   873         $  1,161
           Taxes                                                $     3         $     --

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

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

        The consolidated balance sheet of the Company as of March 31, 2000, the related consolidated statements of operations for the three months ended March 31, 2000 and 1999 and the related consolidated statements of cash flows for the three month periods ended March 31, 2000 and 1999 are unaudited. These statements reflect, in the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the consolidated balance sheet of the Company as of March 31, 2000, and results of consolidated operations and consolidated cash flows for the three months ended March 31, 2000 and 1999. The results of consolidated operations for the unaudited period are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 2000.

        The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and therefore do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on SEC form 10-K for the year ended December 31, 1999.

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

(3) WAREHOUSE LINES OF CREDIT

        The Company does not meet the guarantors net worth requirement under the MPS line of credit that totals $33,858,000 at March 31, 2000. The Company, as part of the renewal of MPS's line of credit, which expires June 15, 2000, has requested that the guarantors net worth requirement be eliminated. The Company's request is pending. Failure to obtain approval of the request could have a material adverse effect on the Company's ability to continue its regular business operations. Management believes that the request will be approved.

(4) NOTES PAYABLE TO AFFILIATES AND LIQUIDITY

        During 1999 and the first quarter of 2000, cash flow from operations was insufficient to cover the operating expenses of NAB. In the third quarter of 1999 NAB elected to dispose of its investments in CPFI and NAFCO in order to reduce its debt to Stanwich Financial Services Corp. ("SFSC") and to provide operating funds for NAB. At March 31, 2000 the remaining net assets to be disposed of total $832,000 which will be used to pay the operating expenses, including interest, at NAB.

        For the remainder of 2000 the Company intends to expand the current operations of MPS and PAMCO and acquire additional operations complimentary to its core business lines. The Company anticipates no additional funding from SFSC or CPS, and therefore must rely on internally generated funds or additional borrowings from third parties. The ability of the Company to acquire additional compatible operations is dependent upon the availability of financing. There can be no assurance that internally generated funds will be sufficient or financing will be available. Current credit agreements in place are sufficient to provide the Company funds to operate its business lines as currently structured. Additionally, in the second quarter of 2000, the Company expects to receive funds from its over-collateralization account relating to the security issued by MPS in 1998. See note (3).

        At March 31, 2000, the Company has borrowed under notes from SFSC a total of $7,553,000. The notes bear interest at 14% per annum, payable monthly. Charles E. Bradley, Sr., who is an officer and director of NAB, and Charles E. Bradley, Jr., who is a director of NAB, together own a majority interest in SFSC. Messrs. Bradley, Sr., and Bradley, Jr., are officers and directors of CPS.

        On March 15, 2000 NAB entered into a Second Debt Restructure Agreement, effective March 7, 2000, with SFSC in which SFSC agreed to extend the maturity dates on the indebtedness to December 31, 2002. Additionally, SFSC agreed to defer monthly interest payments, at NAB's option, on the notes to March 31, 2001; provided that any deferred interest payment will bear interest at 14% per annum until paid. Beginning in March 2001, monthly principal payments of $100,000 are required in addition to monthly interest (and any deferred interest). In order to pay the remaining indebtedness NAB must obtain cash from operations (which consists primarily of tax sharing payments from MPS), financing from third parties, sell existing assets, obtain more favorable terms under its various debt agreements or achieve a combination of the above. The Company is currently pursuing all of these alternatives. In connection with the Second Debt Restructure Agreement, SFSC agreed to subordinate $4,000,000 of NAB indebtedness to the MPS lenders under the MPS line of credit.

        On March 7, 2000, CPFI borrowed $500,000 from two officers of the Company. The notes bear interest at 14% per annum and are due April 30, 2000. Proceeds from the disposition of the remaining CPFI loans will be used to repay this indebtedness. The proceeds from the borrowings were used to repay principal and interest due SFSC. Subsequent to March 31, 2000 the notes were extended to June 30, 2000.

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

         The following is a summary of the results of continuing operations, before change in accounting principle by business line for the three months ended March 31, 2000 as compared to March 31, 1999 (in thousands):

Business Line                     External Revenue        Interest Expense           Loss
-------------                    ------------------      ------------------    -------------------
                                  2000        1999        2000        1999      2000        1999
                                 ------      ------      ------      ------    -------     -------
Residential mortgage
banking-sub-prime                $2,191      $2,494      $  391      $  429    $(1,259)    $(1,032)
Residential mortgage
banking-prime                     2,344       4,728         405         752       (254)        601
Corporate and intercompany
  eliminations                       40          43         230         336       (348)       (554)
                                 ------      ------      ------      ------    -------     -------
Total                            $4,575      $7,265      $1,026      $1,517    $(1,861)    $  (985)
                                 ======      ======      ======      ======    =======     =======

        The following is a summary of total assets by business line for March 31, 2000 as compared to December 31, 1999 (in thousands):

                                                       2000              1999
                                                     --------          --------

Residential mortgage banking-sub-prime(1)            $ 53,043          $ 59,969
Residential mortgage banking-prime(1)                   N/A               N/A
Net assets of discontinued operations                     832             2,855
Other Assets                                            3,871             2,769
Elimination of corporate payables/receivables          (2,938)           (1,187)
                                                     --------          --------
Total                                                $ 54,808          $ 64,406
                                                     ========          ========
-------------------
(1) The Company has not disclosed separate total asset information for the sub prime and prime mortgage segments because that information is not produced internally. The information provided for the sub prime segment includes the prime segment.

(6) DISCONTINUED OPERATIONS

        In the third quarter of 1999, the Company elected to dispose of its investment in CPFI and NAFCO. The disposition of these two operations is not expected to have a material adverse effect on the ongoing financial results of the Company.

        Summarized financial information for the discontinued operations is as follows:

                                                March 31, 2000      December 31, 1999
                                                --------------      -----------------
Total assets (principally loans receivable)         $1,457               $ 6,183
Line of credit                                          --                (2,914)
Notes payable to officers                             (500)                   --
Other liabilities                                     (125)                 (414)
                                                    ------               -------
Net assets of discontinued operations               $  832               $ 2,855
                                                    ======               =======

                                             Three months ended March 31,
                                             ----------------------------
                                             2000                   1999
                                             ----                  ------
Revenues                                     $ 95                  $1,124
Expenses                                      109                     933
                                             ----                  ------
Earnings (loss) from discontinued
  operations, net of income taxes            $(14)                 $  191
                                             ====                  ======

        Management expects that the majority of the remaining assets, consisting primarily of loans receivable, of the discontinued operations will be disposed of by July 31, 2000, either through sale or maturity of the loans.

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

        Increases in long-term interest rates over the past twelve months have severely reduced the mortgage banking industry's level of prime originations, particularly the refinancing of borrower existing indebtedness to a lower rate. Although historically PAMCO has not relied on the refinance business, the Company's origination of prime mortgages has declined. Additionally the seasonal nature of PAMCO's business results in lower origination volume in the first calendar quarter.

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

        In order to reduce the debt to SFSC and CPS, the Company elected to dispose of its investment in CPFI and NAFCO. Proceeds from the disposal have been used to reduce the outstanding indebtedness to SFSC. The notes payable to CPS were paid in full during 1999.

        Loans Held For Sale

        The Company's mortgage loan production and its originations of construction loans to individuals (one-time closings) are financed under an $80,000,000 line of credit with a federal savings bank of which $33,858,000 was outstanding at March 31, 2000. The interest rates charged on the line of credit vary based on the type of loan, such as prime, sub-prime and construction. Generally the Company must fund 2% of the mortgage loan amount and 10% of the outstanding balance of the construction loan. The interest rate charged the Company is based upon a spread over the one month London Inter Bank Offering Rate ("LIBOR") ranging from 1.25% to 2.50%.

        At March 31, 2000 residential mortgage loans held for sale totaled $39,213,000. Of this amount $21,098,000 was conventional and government insured or guaranteed loans (prime) and $18,115,000 was sub-prime loans.

        The prime loans are sold individually to large mortgage bankers or financial institutions. The Company represents and warrants to the investor that the loans were underwritten to the appropriate guidelines. The sub-prime loans held for sale at March 31,2000 are generally being sold through forward commitments. The Company generally represents and warrants to the investor that each sub-prime loan was underwritten to the Company's guidelines and that the borrower's financial position is the same at the date of delivery to the investor as the origination date. The Company also agrees to reimburse the investor a portion of the purchase premium if the loan pays in full over a period of up to one year. The Company defers a portion of the purchase premium, which reduces the gain recorded on each loan sale, to cover the potential liability resulting from the warranties given to the investor.

        Included in accounts payable and accrued expenses at March 31, 2000 is the liability, as a result of the warranties given to the purchasers of the Company's loans, which totals $716,000. Additions to the liability totaled $240,000 in for the first quarter of 2000 as compared to $218,000 for the same period in 1999. Such additions are charged to gains on sales of loans.

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

        The performance of the loans underlying the security through March 31, 2000 is as follows:

                                         Fixed Rate             Adjustable Rate
                                        -----------             ---------------
Remaining Principal                     $21,278,000               $14,719,000
Annualized prepayment rates                    12.3%                     20.7%
Cumulative losses                       $    28,000               $        --
Delinquency percentages
  30-59 days                                   2.32%                     2.01%
  60-89 days                                   2.17%                        0%
  Over 90 days                                  .33%                      .46%
  Delinquent bankruptcies                      2.92%                     1.04%
  Loans in foreclosure                         3.01%                     3.25%
  Foreclosed loans                              .79%                     6.59%
  Total delinquencies                         11.54%                    13.35%

        The Company purchased a mortgage pool insurance policy that covers all losses up to 5% of the initial pool balances. Total remaining loss coverage under the pool insurance policy is $2,429,000. The fee is .52% annually of the unpaid principal of the loans. The pool insurance policy stipulates that the loans covered must be current at the date of the policy. Three loans were delinquent at that date and subsequently were foreclosed upon and sold. Two loans were repurchased by the Company and the remaining loan incurred a loss of approximately $28,000.

        In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral held by the trust. The over-collateralization account is required by the servicing agreement to be maintained at 2.75% of the fixed rate balance and 4% of the adjustable rate balance of the securities. The Company has met the original minimum over-collateralization requirement as set forth by the bond insurer. One of the requirements set forth by the bond insurer is that the interest rate spread between the adjustable rate loans and the underlying bonds, after expenses must be 2.5%. At March 31, 2000 this requirement was not met. A formula is used to calculate the new required over-collateralization based upon the extent of the spread deficiency. Based on the formula, assuming the deposits to the over-collateralization account continue at present levels and there is not a significant increase in the underlying bond rates, the Company expects to begin receiving cash flow from the security in the second quarter of 2000.

        The residual interests in the securitization of loans represents the sum of 1) the net interest receivable (NIR) which is the present value of the difference between the contractual interest rates on the loans and the rate paid to the buyer or bondholder using various prepayment, discount rate and loss assumptions and 2) the over-collateralization account which is the excess monthly cash flows, other than servicing revenues, that are required to be maintained with the trustee until certain over-collateralization levels are met. The residual interest is accounted for as a trading security and as such is recorded at its estimated fair value. The Company is not aware of an active market for the purchase or sale of the residual interests. Accordingly, the Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the trust (the cash out method) using a discount rate that the Company believes is commensurate with the risks involved.

        At March 31, 2000 and December 31, 1999 the residual interests in the securitization consisted of the following:

                                        March 31,             December 31,
                                           2000                   1999
                                       ----------             -----------
NIR                                    $1,829,000             $1,978,000
Over-collateralization account          1,860,000              1,700,000
                                       ----------             ----------
                                       $3,689,000             $3,678,000
                                       ==========             ==========

        At March 31, 2000 the assumptions used in the valuation of the residual interests were as follows:

        The assumptions used in the valuation of the residual interests were as follows:

                                                 March 31, 2000                     Original Assumptions
                                          ----------------------------          ---------------------------
                                             Fixed          Adjustable            Fixed          Adjustable
                                          ----------        ----------          ----------       ----------
Discount rate                                 12%               12%                 12%              12%
Weighted average life                     4.69 years        2.62 years          3.94 years       3.16 years
Prepayment speeds-ramp up to               17% CPR           35% CPR             24% CPR          25% CPR
Cumulative defaults                         13.22%            14.20%               8.00%           10.00%
Cumulative losses, net of losses
  covered by pool insurance                  .53%              .57%                .40%             .50%
Delinquencies (over 30 days)                13.00%            13.00%               8.00%            8.00%

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

        DISCONTINUED OPERATIONS

        For financial statement purposes the operations of CPFI and NAFCO have been classified as discontinued operations.

        Summarized assets and liabilities of the discontinued operations as of March 31, 2000 and December 31, 1999 are as follows:

                                         March 31, 2000     December 31, 1999
                                         --------------     -----------------

Loans receivable, net                        $1,416              $ 6,096
Other assets                                     41                   87
Warehouse lines of credit                         -               (2,914)
Notes payable to officers                      (500)                  --
Other liabilities                              (125)                (414)
                                             ------              -------
Net assets of discontinued operations        $  832              $ 2,855
                                             ======              =======

        RESULTS OF OPERATIONS

        For the three months ended March 31, 2000 the Company reported a net loss of $1,875,000 as compared to a net loss of $949,000 for the three months ended March 31, 1999.

        The March 31, 2000 losses are principally due to three factors: the continued losses associated with the Company's sub prime mortgage lending operation, MPS; a decline in PAMCO's originations resulting from an increase in long-term interest rates; and a decline in earnings from the Company's discontinued lending operations, CPFI and NAFCO. The decline in earnings from the discontinued operations have been offset somewhat by the decline in interest expense at NAB due to a reduction in outstanding borrowings using the proceeds from the disposition of assets at CPFI and NAFCO.

        PAMCO's mortgage production declined approximately 44% over the same period of 1999. Rising long-term interest rates have reduced originations in general in the prime mortgage banking industry as a whole. Additionally rising long-term interest rates curb the home refinance business that was a source of loan originations in the first quarter of 1999. Historically the first quarter of a calendar year is the slowest for originations. The first quarter of 2000 is more indicative of PAMCO's normal results for the first quarter of a calendar year, however the Company expects for the remainder of 2000 PAMCO's operating earnings will be substantially less than in prior periods due to the higher interest rates.

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

Results of Continuing Operations

        The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company's operating segments for the three months ended March 31, 2000 and 1999. A summary of the operating profits and losses by the Company's operating segments before cumulative effect of change in accounting principle is as follows (in thousands):

                                                 Three months ended
                                                      March 31,
                                                 2000          1999
                                                -------       -------
Revenues:
     Residential mortgage banking
       Sub-prime                                $ 2,191       $ 2,494
     Residential mortgage banking
       Prime                                      2,344         4,728
     Corporate and intercompany
      eliminations                                   40            43
                                                -------       -------
      Total revenues:                             4,575         7,265

Costs and expenses:
     Residential mortgage banking
       Sub-prime                                  3,450         3,526
     Residential mortgage banking
       Prime                                      2,598         4,127
     Corporate and intercompany
      eliminations                                  388           597
                                                -------       -------
      Total costs, expenses and taxes             6,436         8,250
                                                -------       -------
Earnings (loss) from continuing operations
  before cumulative effect of change in
  accounting principle:
     Residential mortgage banking
       sub-prime                                 (1,259)       (1,032)
     Residential mortgage banking
       Prime                                       (254)          601
     Corporate and intercompany
      eliminations                                 (348)         (554)
                                                -------       -------
Loss from continuing operations before
  cumulative effect of change in
  accounting principle                          $(1,861)      $  (985)

Results of Continuing Operations for the Three Months Ended March 31, 2000 and 1999

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

        A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):

                                               Three months ended
                                                   March 31,
                                           -------------------------
                                             2000             1999
                                           --------        ---------
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                     $  1,643        $  1,800
Interest income                                 548             694
Compensation and benefits                     2,226           2,262
Interest expense                                391             429
Other expenses                                  833             835

Loans originated                           $ 54,509        $ 51,696
Loans sold                                 $ 55,325        $ 57,403
Gains on sales of loans and other fee
  income as a percent of loans sold            2.97%           3.14%
Compensation and benefits
  as a percent of originations                 4.08%           4.38%
Other expenses as a percent
  of originations                              1.53%           1.62%

Net interest income as a
  percent of originations                       .29%            .51%

PAMCO (principally prime)

Gains on sales of loans
  and other fee income                     $  1,954        $  3,951
Interest income                                 390             777
Compensation and benefits                     1,558           2,676
Interest expense                                405             752
Other expenses                                  635             699

Loans originated                           $ 78,569        $140,662
Loans sold(1)                              $ 82,589        $151,783

Gains on sales of loans and other fee
  income as a percent of loans sold            2.37%           2.60%
Compensation and benefits
  as a percent of originations                 1.98%           1.90%
Other expenses as a percent
  of originations                               .81%            .50%
Net interest (expense) income as a
  percent of originations                      (.02)%           .02%

--------------
(1) Includes loans totaling $9,296,000 for the quarter ended March 31, 2000 and $10,641,000 for the quarter ended March 31, 1999 that were closed in the name of a third party (brokered-out).


MPS operations

        For the three months ended March 31, 2000 the loss from the MPS mortgage operation totaled $1,259,000 as compared to a loss of $1,032,000 for the same period in 1999. Revenues declined $303,000 or 12.1% over 1999 and expenses decreased $76,000 or 2.2% over 1999. Net gains on loan sales and other fees declined from 3.14% as a percent of loans sold in the first quarter of 1999 to 2.97% as a percent of loans originated in the first quarter of 2000. Margins were negatively impacted by a larger portion of loans sold in the first quarter that were of higher credit quality, which have lower sales premiums, as MPS broadens its product lines. The lower margins were offset somewhat by increased loan fees as MPS increases the amount of retail sub- prime loan originations as compared to wholesale and correspondent production. At March 31, 2000, MPS has four retail net branches, all but one commenced operations in the first quarter of 2000. Since the end of the quarter MPS has acquired four additional retail net branches. The Company believes that retail branches with company paid personnel will protect it against origination errors, such as fraud, which will ultimately reduce the level of allowances required at the time of loan sale. Loan fees also increase, which reduces the Company's reliance on the loan sale process in the sub-prime market.

        Compensation expenses as a percent of production decreased to 4.08% in 2000 from 4.38% in 1999. Other expenses decreased to 1.53% of production for the quarter ended March 31, 2000 from 1.62% of production for the three months ended March 31, 1999. Compensation and other expenses have declined as MPS has reduced costs in its wholesale and correspondent origination functions. These costs reductions have been offset by the start up costs associated with the new net branches.

        Net interest spread as a percentage of production decreased from .51% for the three months ended March 31, 1999 to .29% for the three months ended March 31, 2000 as a result of a lower spread between the rates charged to borrowers and the LIBOR based borrowings of MPS.

PAMCO operations

        For the three months ended March 31, 2000 MPS's principally prime production operation, PAMCO, recorded a loss of $254,000 as compared to earnings of $601,000 for the three months ended March 31, 1999. Operating revenues totaled $2,344,000 as compared to $4,728,000 for 1999 and expenses totaled $2,598,000 as compared to $4,127,000 for 1998.

        Gains on sales of loans and other loan fees as a percent of production was 2.37% for the three months ended March 31, 2000 as compared to 2.60% for the three months ended March 31, 1999. In periods of increasing interest rates the Company's competitors generally reduce rates relative to the sales prices that can be received. In order to maintain production levels, PAMCO will reduce rates or fees charged to borrowers. Compensation expenses as a percent of production increased to 1.98% from 1.90% for the three months ended March 31, 1999. Other expenses as a percent of loan originations increased from .50% for the three months ended March 31, 1999 to .81% for the three months ended March 31, 2000. Declines in compensation expense have not fully offset the decline in origination levels and fixed expenses, such as rent, have increased as a percent of loan originations.

        Net interest expense as a percent of production was .02% for the three months ended March 31, 2000 as compared to net interest income of .02% for the same period in 1999. Increases in borrowing costs have not been fully offset by increases in interest rates charged the borrowers.

Corporate and Intercompany Eliminations

        Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

        Compensation expense totaled $80,000 for the three months ended March 31, 2000 as compared to $253,000 for the same period in 1999. The decrease was attributable to option termination related charges totaling $55,000 in 1999 as compared to $0 in 2000 and a reduction in incentive compensation expense and personnel in 2000.

        Interest expense to affiliates was $301,000 for the three months ended March 31, 2000, a decrease of $170,000 over 1999. The decrease is attributable to the Company's partial repayment of debt to SFSC and the full repayment of debt to Consumer Portfolio Services, Inc. ("CPS").

        Other expenses totaled $127,000 for the first quarter of 2000 as compared to $121,000 for the three months ended March 31, 1999.

        DISCONTINUED OPERATIONS

        Discontinued operations consist of the CPFI and NAFCO lending activities.

        A summary of the operating results of the discontinued operations is as follows:

                                                Three months ended
                                                     March 31,
                                               2000             1999
                                               ----            -----
Revenues, principally interest                 $ 95            $1,124
Expenses                                        109               933
                                               ----            ------
Earnings (loss) from discontinued
  operations                                   $(14)           $  191
                                               ====            ======

        Management expects that the majority of the remaining assets consisting primarily of loans receivable, of the discontinued operations will be disposed of by July 31, 2000, either through sale or maturity of the loans.

         LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2000, the Company had approximately $1,220,000 in cash as compared to $2,854,000 at December 31, 1999. Of those amounts $1,173,000 and $1,457,000 as of March 31, 2000 and December 31, 1999, respectively, was restricted to usage for mortgage loan fundings and repayments under the Company's residential warehouse line of credit. The decrease in unrestricted cash is attributable to the losses incurred by the Company and the repurchase of foreclosed loans in the first quarter.

        Total assets have decreased to $54,808,000 at March 31, 2000 from $64,406,000 at December 31, 1999. The decrease is principally attributable to a decline in the mortgage loan production at PAMCO as a result of increasing interest rates. Additionally the Company's investment in discontinued operations has declined from $2,855,000 to $832,000 as a result of loan dispositions.

        MPS's line of credit with Bank United totals $80,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.25% to 2.50%) over the LIBOR rate. The line of credit matures June 15, 2000. The mortgage loans receivable of MPS are pledged as collateral for the line of credit. At March 31, 2000, $33,858,000 was borrowed under the line.

        As discussed in Item 3 of Part II below the Company does not meet the guarantors net worth requirement under the MPS line of credit. As part of the renewal of MPS's line of credit, which expires June 15, 2000, the Company has requested that the guarantors net worth requirement be eliminated. The Company's request is pending. Failure to obtain approval of the request could have a material adverse effect on the Company's ability to continue its regular business operations. Management believes that the request will be approved.

        During 1999 and the first quarter of 2000, cash flow from operations was insufficient to cover the operating expenses of NAB. In the third quarter of 1999 NAB elected to dispose of its investments in CPFI and NAFCO in order to reduce its debt to Stanwich Financial Services Corp. ("SFSC") and to provide operating funds for NAB. At March 31, 2000 the remaining net assets to be disposed of total $832,000 which will be used to pay the operating expenses, including interest, at NAB.

        For the remainder of 2000 the Company intends to expand the current operations of MPS and PAMCO and acquire additional operations complimentary to its core business lines. The Company anticipates no additional funding from SFSC or CPS, and therefore must rely on internally generated funds or additional borrowings from third parties. The ability of the Company to acquire additional compatible operations is dependent upon the availability of financing. There can be no assurance that internally generated funds will be sufficient or financing will be available. Current credit agreements in place are sufficient to provide the Company funds to operate its business lines as currently structured. Additionally, in the second quarter of 2000, the Company expects to receive funds from its over-collateralization account relating to the security issued by MPS in 1998.

        At March 31, 2000, the Company had borrowed under notes from SFSC a total of $7,553,000. The notes bear interest at 14% per annum payable monthly and mature December 31, 2002. Monthly principal repayments of $100,000 begin in March 2001. Interest payments may be deferred by the Company. Deferred interest payments bear interest at 14% until paid. In order to pay the remaining indebtedness NAB must obtain cash from operations (which consists primarily of tax sharing payments from MPS), financing from third parties, sell existing assets, obtain more favorable terms under its various debt agreements or achieve a combination of the above. The Company is currently pursuing all of these alternatives.

        On March 7, 2000, CPFI borrowed $500,000 from two officers of the Company. The notes bear interest at 14% per annum and are due April 30, 2000. Proceeds from the disposition of the remaining CPFI loans will be used to repay this indebtedness. The proceeds from the borrowings were used to repay principal and interest due SFSC. Subsequent to March 31, 2000 the notes were extended to June 30, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk profile has not significantly changed since December 31, 1999. For a discussion of the Company's market risk, read Item 7A of the Company's 10K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        The Company does not meet the guarantors net worth requirement under the MPS line of credit that totals $33,858,000 at March 31, 2000. The Company as part of the renewal of MPS's line of credit, which expires June 15, 2000, has requested that the guarantors net worth requirement be eliminated. The Company's request is pending. Failure to obtain approval of the request could have a material adverse effect on the Company's ability to continue its regular business operations.


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            Exhibit 27 -- Financial Data Schedule

        (b) Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Dated:  May 15, 2000


                                            By: /s/ Charles E. Bradley, Sr.
                                                ---------------------------
                                                Charles E. Bradley, Sr.
                                                Chairman of the Board and
                                                Chief Executive Officer

                                            By: /s/ Alan Ferree
                                                ----------------------------
                                                Alan Ferree
                                                Senior Vice President and
                                                Chief Financial Officer

                                 EXHIBIT INDEX

          EXHIBIT
          NUMBER                  DESCRIPTION
          -------                 -----------

            27               Financial Data Schedule