Form 10-Q
period 2000-06-30
NAB ASSET CORP
filed 2000-08-14
CIK 873458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2000

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______

     Commission file number 0-19391

                              NAB ASSET CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Texas                                        76-0332956
------------------------                 ---------------------------------------
(State of Incorporation)                 (I.R.S. Employer Identification Number)

4144 N. Central Expy, Suite 800, Dallas, TX             75204
-------------------------------------------           ---------
 (Address of principal executive offices)             (Zip code)

       Registrant's telephone number, including area code: (888) 451-7830

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---

As of August 10, 2000, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     NAB ASSET CORPORATION and Subsidiaries
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                                        June 30,
                                 Assets                                   2000         December 31,
                                 ------                               (unaudited)          1999
                                                                      -----------      -------------
Cash and cash equivalents                                               $    402         $  1,397
Restricted cash                                                            5,057            1,457
Receivables:
     Construction loans, net                                               3,690            3,330
     Residential mortgage loans held for sale                             45,915           46,029
     Loans to officers                                                     1,653            2,213
     Other receivables                                                       609              995
Residual interest in securitization of mortgage loans                      3,315            3,678
Real estate owned                                                          1,336              728
Property and equipment, net                                                  403              612
Costs in excess of net assets acquired, net                                  336              442
Net assets of discontinued operations                                         15            2,855
Other assets                                                                 458              670
                                                                        --------         --------
           Total assets                                                 $ 63,189         $ 64,406
                                                                        ========         ========

                  Liabilities and Shareholders' Equity (Deficit)
                  ----------------------------------------------

Liabilities:
Warehouse lines of credit (Note 3)                                      $ 42,092         $ 40,218
Notes payable to affiliates (Note 3)                                       7,102            9,277
Drafts payable                                                            10,771            8,279
Accounts payable and accrued expenses                                      4,492            4,539
                                                                        --------         --------
          Total liabilities                                               64,457           62,313
                                                                        --------         --------
Minority interest                                                             --               47
Contingencies (Note 3)

Shareholders' equity (deficit):
Common stock:  $.10 par value, 30,000,000
     Authorized shares:
     5,091,300 shares issued and outstanding at
     June 30, 2000 and December 31, 1999                                     509              509
Additional paid-in capital                                                 7,815            7,815
Accumulated deficit                                                       (9,592)          (6,278)
                                                                        --------         --------
          Total shareholders' equity (deficit)                            (1,268)           2,046

          Total liabilities and shareholders' equity (deficit)          $ 63,189         $ 64,406
                                                                        ========         ========

      See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                    Three months ended June 30,       Six months ended June 30,
                                                       2000            1999             2000            1999
                                                    --------         ----------       -------         ---------
Revenues:
 Gains on sales of loans                             $ 2,181         $ 3,841         $  4,076         $  7,385
 Interest income                                       1,179           1,346            2,157            2,860
 Origination and other fee income                      2,223           2,371            3,925            4,578
                                                     -------         -------         --------         --------
          Total revenues:                              5,583           7,558           10,158           14,823

Costs and expenses:
 Compensation and benefits                             4,013           5,266            7,876           10,456
 Interest expense                                        993           1,118            1,718            2,164
 Interest expense-affiliates                             267             352              568              823
 General and administrative                            1,791           2,087            3,381            3,671
 Minority interest                                        --            (133)             (47)            (203)
                                                     -------         -------         --------         --------
          Total costs and expenses                     7,064           8,690           13,496           16,911
                                                     -------         -------         --------         --------
Loss from continuing
 Operations before income taxes and
 cumulative effect of change in
 accounting principle                                 (1,481)         (1,132)          (3,338)          (2,088)

Income tax expense                                         5              36                7               65
                                                     -------         -------         --------         --------
Loss from continuing
 Operations before cumulative effect
 of change in accounting principle                    (1,486)         (1,168)          (3,345)          (2,153)

Cumulative effect of change in accounting
 principle, write off of organizational costs             --              --               --             (155)

Earnings (loss) from discontinued
 Operations, net of income taxes                          45            (911)              31             (720)
                                                     -------         -------         --------         --------
Net loss                                             $(1,441)        $(2,079)        $ (3,314)        $ (3,028)
                                                     =======         =======         ========         ========
Basic and diluted loss per share:

Continuing operations before
 cumulative effect of change in
 accounting principle                                $ (0.29)        $ (0.23)        $  (0.66)        $  (0.42)

Cumulative effect of change in
 accounting principle                                     --              --               --            (0.03)

Earnings (loss) per share from
 discontinued operations, net
 of income taxes                                         .01           (0.18)             .01            (0.14)
                                                     -------         -------         --------         --------
Loss per share                                       $ (0.28)        $ (0.41)        $  (0.65)        $  (0.59)
                                                     =======         =======         ========         ========

      See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                                Six months ended June 30,
                                                                                  2000            1999
                                                                                --------        ---------
Cash flows from operating activities:
     Net loss                                                                   $(3,314)        $ (3,028)
        Discontinued operations                                                     (31)             720
        Adjustments to reconcile net loss to net cash
           from operating activities:
        Amortization of net interest receivable account                             210              330
        Deposits to overcollateralization account                                  (218)            (376)
        Cash released from over-collateralization account                           371               --
        Deferred compensation charge                                                184               --
        Depreciation and amortization                                               338              426
        Change in accounting principle                                               --              155
        Minority interest                                                           (47)            (203)
        Net changes in:
          Residential mortgage loans originated, purchased and sold, net            114           22,533
          Restricted cash                                                        (3,600)          (3,392)
          Other receivables                                                         338             (227)
          Other assets                                                              212             (574)
          Real estate owned                                                        (608)            (533)
          Drafts payable                                                          2,492              196
          Accounts payable and accrued expenses                                     377             (131)
                                                                                -------         --------
            Net cash from (used by) operating activities                         (3,182)          15,896

Cash flows from investing activities:
     Construction loan (fundings) repayments, net                                  (360)           3,425
     Purchases of property and equipment                                            (23)             (54)
                                                                                -------         --------
            Net cash from (used by) investing activities                           (383)           3,371

Cash flows from financing activities:
     Net borrowings (repayments) under warehouse lines of credit                  1,874          (18,658)
     Principal payments on notes payable to affiliates                           (2,175)          (1,556)
                                                                                -------         --------
           Net cash used by financing activities                                   (301)         (20,214)
Cash provided by discontinued operations                                          2,871            2,121
                                                                                -------         --------
Net increase (decrease) in cash and cash equivalents                               (995)           1,174
Cash and cash equivalents at beginning of period                                  1,397              946
                                                                                -------         --------
Cash and cash equivalents at end of period                                      $   402         $  2,120
                                                                                =======         ========

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

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

     The consolidated balance sheet of the Company as of June 30, 2000, the related consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 and the related consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999 are unaudited. These statements reflect, in the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the consolidated balance sheet of the Company as of June 30, 2000, and results of consolidated operations for the three and six months ended June 30, 2000 and 1999 and the consolidated cash flows for the six months ended June 30, 2000 and 1999. The results of consolidated operations for the unaudited period are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 2000.

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

     Statement of Financial Accounting Standards No. 133 ("SFAS No. 133) "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated and securities held to maturity may be transferred to held for sale or trading. In June 2000, SFAS No. 138 was issued amending certain provisions of SFAS No. 133. The Company will adopt SFAS No. 133 and SFAS No. 138 on January 1, 2001 and is evaluating the impact, if any, these statements may have on the future consolidated financial statements.

     For the purpose of computing basic and diluted earnings (loss) per share, the weighted average number of common and common equivalent shares outstanding was 5,091,300 for all periods presented.

     Consolidated Statements of Cash Flows-Supplemental Disclosures (in thousands):

                                                             Six Months ended June 30,
                                                               2000            1999
                                                             --------         --------
Cash paid during the period for
       Interest                                               $ 2,012         $2,837
       Taxes                                                  $    18         $   10

Exchange of Loan to Officer for MPS common stock and
       termination of deferred compensation agreement:
         Loan to Officer                                      $   560         $   --
         Interest receivable                                       48             --
         Accrued deferred compensation                           (424)            --
                                                              -------         ------
      Charge to compensation expense                          $   184         $   --
                                                              =======         ======

(3) WAREHOUSE LINES OF CREDIT, NOTES PAYABLE TO AFFILIATES AND LIQUIDITY

     During 1999 and the first six months of 2000, cash flow from operations was insufficient to cover the operating expenses of NAB. In the third quarter of 1999 NAB elected to dispose of its investments in CPFI and NAFCO in order to reduce its debt to Stanwich Financial Services Corp. ("SFSC") and to provide operating funds for NAB. At June 30, 2000 the disposition has been substantially completed.

     For the remainder of 2000 the Company intends to expand the current operations of MPS and PAMCO and acquire additional operations complimentary to its core business lines. Any acquisitions or expansion would be dependent upon available funds. The Company anticipates no additional funding from SFSC or CPS, and therefore must rely on internally generated funds or additional borrowings from third parties. The ability of the Company to acquire additional compatible operations is dependent upon the availability of financing. There can be no assurance that internally generated funds will be sufficient or financing will be available. Current credit agreements in place are sufficient to provide the Company funds to operate its business lines as currently structured. Additionally, in the second quarter of 2000, the Company began receiving funds from its over-collateralization account relating to the security issued by MPS in 1998.

     At June 30, 2000, the Company has borrowed under notes from SFSC a total of $7,102,000. The notes bear interest at 14% per annum, payable monthly. Charles
E. Bradley, Sr., who is an officer and director of NAB, and Charles E. Bradley, Jr., who is a director of NAB, together own a majority interest in SFSC. Messrs. Bradley, Sr., and Bradley, Jr., are officers and directors of CPS.

     On March 15, 2000 NAB entered into a Second Debt Restructure Agreement, effective March 7, 2000, with SFSC in which SFSC agreed to extend the maturity dates on the indebtedness to December 31, 2002. Additionally, SFSC agreed to defer monthly interest payments, at NAB's option, on the notes to March 31, 2001; provided that any deferred interest payment will bear interest at 14% per annum until paid. Beginning in March 2001, monthly principal payments of $100,000 are required in addition to monthly interest (and any deferred interest). In order to pay the remaining indebtedness, including any interest due, NAB must obtain cash from operations (which consists primarily of tax sharing payments from MPS), financing from third parties, sell existing assets, obtain more favorable terms under its various debt agreements or achieve a combination of the above. The Company is currently pursuing all of these alternatives. In connection with the Second Debt Restructure Agreement, SFSC agreed to subordinate $4,000,000 of NAB indebtedness to the MPS lenders under the MPS line of credit.

     MPS's line of credit with Bank United totals $55,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.50% to 2.50%) over the LIBOR rate. The line of credit, as amended, matures August 28, 2000. The mortgage loans receivable of MPS are pledged as collateral for the line of credit. At June 30, 2000, $42,092,000 was borrowed under the line. The amendment to the line of credit removed the Company's net worth requirement as guarantor and reduced the line of credit from $80,000,000 to $55,000,000.

     The Company is currently negotiating the renewal of the line to June 15, 2001. Management considers its relationships with its lenders to be good and is currently in compliance with all of the covenants contained in its various debt agreements as amended. Additionally management believes that the debt agreements will be renewed in the ordinary course of business on substantially the same terms and conditions or alternative credit facilities are available on acceptable terms.

     On June 30, 2000, CPFI has borrowed, under a promissory note, $185,000 from an officer of the Company that is included in the net assets of discontinued operations. The note bears interest at 14% per annum and was due July 31, 2000. Proceeds from the disposition of the remaining CPFI loan will be used to repay this indebtedness. The proceeds from the borrowing were used to repay principal and interest due SFSC. Subsequent to June 30, 2000 the note was extended to September 30, 2000.

     During the three months ended June 30, 2000, two officers of the Company advanced MPS a total of $310,000 which is included in accounts payable and accrued expenses. Since June 30, 2000, $123,000 has been repaid.

(4) SEGMENT REPORTING

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

     The following is a summary of the results of continuing operations, before change in accounting principle by business line for the three months ended June 30, 2000 as compared to June 30, 1999 (in thousands):


Business Line                    External Revenue        Interest Expense        Earnings (Loss)
-------------                   ------------------      ------------------    -------------------
                                 2000        1999        2000        1999      2000         1999
                                ------      ------      ------      ------    -------     -------
Residential mortgage
banking-sub-prime               $2,618      $3,047        $514        $390    $(1,149)    $(1,172)

Residential mortgage
banking-prime                    2,907       4,467         551         772         27         456

Corporate and
intercompany
eliminations                        58          44         195         308       (364)       (452)
                                ------      ------      ------      ------    -------     -------
Total                           $5,583      $7,558      $1,260      $1,470    $(1,486)    $(1,168)
                                ======      ======      ======      ======    =======     =======

         The following is a summary of the results of continuing operations, before change in accounting principle by business line for the six months ended June 30, 2000 as compared to June 30, 1999 (in thousands):


Business Line                     External Revenue        Interest Expense       Earnings (Loss)
-------------                    ------------------      ------------------    -------------------
                                  2000        1999        2000        1999       2000        1999
                                -------      ------      ------      ------    -------     -------
Residential mortgage
banking-sub-prime               $ 4,809      $5,541      $  905      $  819    $(2,408)    $(2,203)

Residential mortgage
banking-prime                     5,251       9,195         957       1,474       (227)      1,057

Corporate and
intercompany
eliminations                         98          87         424         694       (710)     (1,007)
                                -------     -------      ------      ------    -------     -------
Total                           $10,158     $14,823      $2,286      $2,987    $(3,345)    $(2,153)
                                =======     =======      ======      ======    =======     =======

         The following is a summary of total assets by business line for June 30, 2000 as compared to December 31, 1999 (in thousands):

                                                     2000         1999
                                                   --------     --------

Residential mortgage banking-sub-prime (1)         $ 63,121     $ 59,969
Residential mortgage banking-prime (1)                  N/A          N/A
Net assets of discontinued operations                    15        2,855
Other Assets                                          1,862        2,769
Elimination of corporate payables/receivables        (1,809)      (1,187)
                                                   --------     --------
Total                                              $ 63,189     $ 64,406
                                                   ========     ========

----------------------
(1) The Company has not disclosed separate total asset information for the sub prime and prime mortgage segments because that information is not produced internally. The information provided for the sub prime segment includes the prime segment.

(5) SIGNIFICANT TRANSACTIONS

         On April 15, 2000, the Company sold its Southern California wholesale sub-prime operation. The Company continued to fund the operation until the purchaser obtained the appropriate state licenses. The sales price was the net book value of the fixed assets, assumption of the lease obligations and 1% of the principal balance of each loan originated by the operation and funded by the Company for which there was an outstanding borrower application at April 15, 2000. The Company did not recognize a gain or loss on the sale. Revenues earned by the Company relating to the sale totaled $111,000 in the second quarter. The sale is not expected to have a material adverse effect on the ongoing operations of the Company.

         The Company was party to a deferred compensation agreement with an executive in its Southern California office and the executive was obligated under a $560,000 note payable to the Company. Accrued interest on the note payable totaled $48,000 at the date of sale. The Company had recorded a deferred compensation liability to the executive totaling $424,000 as of April 15, 2000. In connection with the sale, the Company charged off all the amounts related to the executive and the executive surrendered 350 share of MPS common stock to the Company. This resulted in a charge to compensation expense of $184,000 for the second quarter of 2000.

         In the second quarter of 2000 the Company also eliminated its correspondent lending division. No significant gain or loss was recorded as a result of the closure of the division.

(6) DISCONTINUED OPERATIONS

         In the third quarter of 1999, the Company elected to dispose of its investment in CPFI and NAFCO. The disposition of these two operations is not expected to have a material adverse effect on the ongoing financial results of the Company.


         Summarized financial information for the discontinued operations is as follows:

                                               June 30, 2000   December 31, 1999
                                               -------------   -----------------
Total assets (principally loans receivable)        $ 292             $ 6,183
Line of credit                                        --              (2,914)
Notes payable to officers                           (185)                 --
Other liabilities                                    (92)               (414)
                                                   -----             -------
Net assets of discontinued operations              $  15             $ 2,855
                                                   =====             =======

                             Three months ended       Six months ended
                                 June 30,                 June 30,
                             2000         1999        2000       1999
                             -----      -------       ----      -------
Revenues                     $ 32       $   895       $127      $ 2,019
Expenses                      (13)        1,806         96        2,739
                             ----       -------       ----      -------
Earnings (loss) from
  discontinued operations,
  net of income taxes        $ 45       $  (911)      $ 31      $  (720)
                             ====       =======       ====      =======

         Expenses in the second quarter of 2000 include a $40,000 reversal of allowances previously provided. The second quarter of 1999 includes a $1,079,000 provision for losses.

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

         Loans Held For Sale

         The Company's mortgage loan production and its originations of construction loans to individuals (one-time closings) are financed under a $55,000,000 line of credit with a federal savings bank of which $42,092,000 was outstanding at June 30, 2000. The interest rates charged on the line of credit vary based on the type of loan, such as prime, sub-prime and construction. Generally the Company must fund 2% of the mortgage loan amount and 10% of the outstanding balance of the construction loan. The interest rate charged the Company is based upon a spread over the one month London Inter Bank Offering Rate ("LIBOR") ranging from 1.50% to 2.50%.

         At June 30, 2000 residential mortgage loans held for sale totaled $45,915,000. Of this amount $26,864,000 was conventional and government insured or guaranteed loans (prime) and $19,051,000 was sub-prime loans.

         The prime loans are sold individually to large mortgage bankers or financial institutions. The Company represents and warrants to the investor that the loans were underwritten to the appropriate guidelines. The sub-prime loans held for sale at June 30, 2000 are generally being sold through forward commitments. The Company generally represents and warrants to the investor that each sub-prime loan was underwritten to the Company's guidelines and that the borrower's financial position is the same at the date of delivery to the investor as the origination date. The Company also agrees to reimburse the investor a portion of the purchase premium if the loan pays in full over a period of up to one year. The Company defers a portion of the purchase premium, which reduces the gain recorded on each loan sale, to cover the potential liability resulting from the warranties given to the investor.

         Included in accounts payable and accrued expenses at June 30, 2000 is the liability, as a result of the warranties given to the purchasers of the Company's loans. The liability totaled $591,000 at June 30, 2000 as compared to $956,000 at December 31, 1999. Additions to the liability totaled $248,000 and $488,000 for the three and six months ended June 30, 2000 as compared to $304,000 and $522,000 for the same periods in 1999. Such additions are charged to gains on sales of loans. The decrease in the liability from December 31, 1999 was attributable to realized losses on sales of repurchase loans and write-downs of real estate owned at foreclosure.

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

         The Company purchased a mortgage pool insurance policy that covers all losses up to 5% of the initial pool balances. Claims for losses to date total $380,000 which have been paid by the insurer. Total remaining loss coverage under the pool insurance policy is $2,189,000. The fee for the insurance coverage is .52% annually of the unpaid principal of the loans.

         The performance of the loans underlying the security through June 30, 2000 is as follows:

                                                         Fixed Rate       Adjustable Rate
                                                        -----------       ---------------
         Remaining Principal                            $19,872,000         $12,698,000
         Annualized prepayment rates                          13.28%              22.41%
         Cumulative losses incurred by the Company      $        --         $        --
         Delinquency percentages
           30-59 days                                          4.00%               1.05%
           60-89 days                                           .23%                .64%
           Over 90 days                                         .21%                  0%
           Delinquent bankruptcies                             2.42%               3.61%
           Loans in foreclosure                                1.25%               1.49%
           Foreclosed loans                                    4.35%               5.99%
           Total delinquencies                                12.43%              12.78%

         In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral held by the trust. The over-collateralization account is required by the servicing agreement to be maintained at 2.75% of the fixed rate balance and 4% of the adjustable rate balance of the securities. The Company has met the original minimum over-collateralization requirement as set forth by the bond insurer and in the second quarter of 2000 began receiving cash from the over-collateralization account.

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

         At June 30, 2000 and December 31, 1999 the residual interests in the securitization consisted of the following:

                                         June 30,             December 31,
                                           2000                   1999
                                        ----------            ------------
NIR                                     $1,696,000             $1,978,000
Over-collateralization account           1,619,000              1,700,000
                                        ----------             ----------
                                        $3,315,000             $3,678,000
                                        ==========             ==========

         Cash released to the Company from the over-collateralization account for the three months ended June 30, 2000 was $371,000. No cash had been released prior to the second quarter of 2000.

         At June 30, 2000 the assumptions used in the valuation of the residual interests were as follows:

         The assumptions used in the valuation of the residual interests were as follows:

                                               June 30, 2000                Original Assumptions
                                        ---------------------------     ---------------------------
                                          Fixed          Adjustable        Fixed         Adjustable
                                        ----------       ----------     ----------       ----------
Discount rate                              12%              12%             12%              12%
Weighted average life                   4.31 years       2.59 years     3.94 years       3.16 years
Prepayment speeds-ramp up to             28% CPR          50% CPR         24% CPR          25% CPR
Cumulative defaults                       12.82%           12.13%          8.00%           10.00%
Cumulative losses, net of losses
  covered by pool insurance                 .38%             .36%           .40%             .50%
Delinquencies (over 30 days)              13.00%           13.00%          8.00%            8.00%

         DISCONTINUED OPERATIONS

         For financial statement purposes the operations of CPFI and NAFCO have been classified as discontinued operations.

         Summarized assets and liabilities of the discontinued operations as of June 30, 2000 and December 31, 1999 are as follows:

                                                     June 30, 2000   December 31, 1999
                                                     -------------   -----------------
         Loans receivable, net                           $ 214            $ 6,096
         Other assets                                       78                 87
         Warehouse lines of credit                          --             (2,914)
         Notes payable to officers                        (185)                --
         Other liabilities                                 (92)              (414)
                                                         -----            -------
         Net assets of discontinued operations           $  15            $ 2,855
                                                         =====            =======

         RESULTS OF OPERATIONS

         For the three and six months ended June 30, 2000 the Company reported net losses of $1,441,000 and $3,314,000 as compared to net losses of $2,079,000 and $3,028,000 for the three and six months ended June 30, 1999.

         The current year losses are principally due to the continued losses associated with the Company's sub prime mortgage lending operation, MPS and a decline in PAMCO's originations resulting from an increase in long-term interest rates. The losses have been somewhat mitigated by the decline in interest expense at NAB due to a reduction in outstanding borrowings using the proceeds from the disposition of assets at CPFI and NAFCO.

         PAMCO's mortgage production declined approximately 34% over the same period of 1999. Rising long-term interest rates have reduced originations in general in the prime mortgage banking industry as a whole. Additionally rising long-term interest rates curb the home refinance business that was a source of loan originations in 1999. It is expected that higher long-term interest rates will continue for the foreseeable future and will have a negative impact, as compared to 1999, on PAMCO's earnings and operations.

         On April 15, 2000, the Company sold its Southern California wholesale sub-prime operation. The Company continued to fund the operation until the purchaser obtained the appropriate state licenses. The sales price was the net book value of the fixed assets, assumption of the lease obligations and 1% of the principal balance of each loan originated by the operation and funded by the Company for which there was an outstanding borrower application at April 15, 2000. The Company did not recognize a gain or loss on the sale. Revenues earned by the Company relating to the sale totaled $111,000 in the second quarter. The sale is not expected to have a material adverse effect on the ongoing operations of the Company.

         The Company was party to a deferred compensation agreement with an executive in its Southern California office and the executive was obligated under a $560,000 note payable to the Company. Accrued interest on the note payable totaled $48,000 at the date of sale. The Company had recorded a deferred compensation liability to the executive totaling $424,000 as of April 15, 2000. In connection with the sale, the Company charged off all the amounts related to the executive and the executive surrendered 350 share of MPS common stock to the Company. This resulted in a charge to compensation expense of $184,000 for the second quarter of 2000.

         In the second quarter of 2000 the Company also eliminated its correspondent lending division. No significant gain or loss was recorded as a result of the closure of the division.

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

Results of Continuing Operations

         The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company's operating segments for the three and six months ended June 30, 2000 and 1999. A summary of the operating profits and losses by the Company's operating segments before cumulative effect of change in accounting principle is as follows (in thousands):

                                                  Three months ended            Six months ended
                                                      June 30,                      June 30,
                                                  2000         1999           2000           1999
                                                -------       -------       --------       --------
Revenues:
     Residential mortgage banking
       Sub-prime                                $ 2,618       $ 3,047       $  4,809       $  5,541
     Residential mortgage banking
       Prime                                      2,907         4,467          5,251          9,195
     Corporate and intercompany
      eliminations                                   58            44             98             87
                                                -------       -------       --------       --------
      Total revenues:                             5,583         7,558         10,158         14,823

Costs and expenses:
     Residential mortgage banking
       Sub-prime                                  3,767         4,219          7,217          7,744
     Residential mortgage banking
       Prime                                      2,880         4,011          5,478          8,138
     Corporate and intercompany
      eliminations                                  422           496            808          1,094
                                                -------       -------       --------       --------
      Total costs, expenses and taxes             7,069         8,726         13,503         16,976
                                                -------       -------       --------       --------
Earnings (loss) from continuing operations
  before cumulative effect of change in
  accounting principle:
     Residential mortgage banking
       Sub-prime                                 (1,149)       (1,172)        (2,408)        (2,203)
     Residential mortgage banking
       Prime                                         27           456           (227)         1,057
     Corporate and intercompany
      eliminations                                 (364)         (452)          (710)        (1,007)
                                                -------       -------       --------       --------
Loss from continuing
 operations before cumulative effect of
 change in accounting principle                 $(1,486)      $(1,168)      $ (3,345)      $ (2,153)



Results of Continuing Operations for the Three Months Ended June 30, 2000 and
1999

Residential Mortgage Banking

         The Company operates its mortgage banking activities through its 84% owned subsidiary MPS. The mortgage banking operations has two primary divisions, sub-prime and prime. The prime origination function operates as Pacific American Mortgage Company or PAMCO.

         A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):

                                             Three months ended June 30,
                                               2000               1999
                                             ---------          ---------
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                       $   1,939          $   2,453
Interest income                                    568                594
Other revenue                                      111                 --
Compensation and benefits                       (2,280)            (2,708)
Interest expense                                  (514)              (390)
Other expenses                                    (973)            (1,121)
                                             ---------          ---------
  Loss from operations                          (1,149)            (1,172)

Loans originated                             $  47,761          $  72,078
Loans sold                                   $  54,751          $  70,400
Gains on sales of loans and other fee
  income as a percent of loans sold               3.54%              3.48%
Compensation and benefits
  as a percent of originations                    4.77%              3.76%
Other expenses as a percent
  of originations                                 2.04%              1.56%


Net interest income as a
  percent of originations                          .11%               .28%

PAMCO (principally prime)

Gains on sales of loans
  and other fee income                       $   2,354          $   3,758
Interest income                                    553                709
Compensation and benefits                       (1,662)             2,417
Interest expense                                  (551)               722
Other expenses                                    (667)               872
                                             ---------          ---------
  Earnings from operations                          27                456

Loans originated                             $ 102,093          $ 136,134
Loans sold(1)                                $  97,383          $ 136,756
Gains on sales of loans and other fee
  income as a percent of loans sold               2.42%              2.75%
Compensation and benefits
  as a percent of originations                    1.63%              1.78%
Other expenses as a percent
  of originations                                  .65%               .64%
Net interest income (expense) as a
  percent of originations                          .00%              (.01%)

----------------
(1) Includes loans totaling $8,371,000 for the quarter ended June 30, 2000 and $9,008,000 for the quarter ended June 30, 1999 that were closed in the name of a third party (brokered-out).

MPS operations

         For the three months ended June 30, 2000 the loss from the MPS mortgage operation totaled $1,149,000 as compared to a loss of $1,172,000 for the same period in 1999. Revenues declined $429,000 or 14.1% over 1999 and expenses decreased $452,000 or 10.7% over 1999. Net gains on loan sales and other fees increased from 3.48% as a percent of loans sold in the second quarter of 1999 to 3.54% as a percent of loans originated in the second quarter of 2000. Margins have improved as a result of increased premiums received from investors on loan sales and increased fees received on retail originations as the Company continues to open new retail sub-prime branches. At June 30, 2000, MPS has ten retail net branches, one commenced operations in the fourth quarter of 1999, three in the first quarter of 2000 and six in the second quarter of 2000. Since the end of the second quarter MPS has opened four additional retail net branches. The Company believes that retail branches with company paid personnel will protect it against origination errors, such as fraud, which will ultimately reduce the level of allowances required at the time of loan sale. Loan fees also increase, which reduces the Company's reliance on the loan sale process in the sub-prime market.

         Compensation expenses as a percent of production increased to 4.77% in the second quarter of 2000 from 3.76% in for the same period in 1999. Other expenses increased to 2.04% of production for the quarter ended June 30, 2000 from 1.56% of production for the three months ended June 30, 1999. Compensation and other expenses have declined as MPS has reduced costs in its wholesale and correspondent (which has been eliminated) origination functions. These costs reductions have been offset by the start up costs associated with the new net branches. Of the increase in compensation expense .39% is attributable to the one-time charge to compensation expense of $184,000 relating to the sale of the Southern California operation. Compensation and other expenses will continue at higher levels in relation to production.

         Net interest spread as a percentage of production decreased from .28% for the three months ended June 30, 1999 to .11% for the three months ended June 30, 2000 as a result of a lower spread between the rates charged to borrowers and the LIBOR based borrowings of MPS and higher commitment fees, as a percentage of production, charged on the MPS's previous line of credit which totaled $80,000,000.

PAMCO operations

         For the three months ended June 30, 2000, MPS's principally prime production operation, PAMCO, recorded earnings of $27,000 as compared to earnings of $456,000 for the three months ended June 30, 1999. Operating revenues totaled $2,907,000 as compared to $4,467,000 for 2000 and expenses totaled $2,880,000 as compared to $4,011,000 for 1999.

         Gains on sales of loans and other loan fees as a percent of production was 2.42% for the three months ended June 30, 2000 as compared to 2.75% for the three months ended June 30, 1999. In periods of increasing interest rates the Company's competitors generally reduce rates relative to the sales prices that can be received. In order to maintain production levels, PAMCO will reduce rates or fees charged to borrowers. Compensation expenses as a percent of production decreased to 1.63% from 1.78% for the three months ended June 30, 1999 as a result of lower fees charged to borrowers that results in lower commission expense. Other expenses as a percent of loan originations increased from .64% for the three months ended June 30, 1999 to .65% for the three months ended June 30, 2000 as the decline in origination levels have negatively impacted fixed expenses, such as rent, as a percent of loan originations.

         Net interest margin was approximately $2,000 as compared to a net expense of $13,000 in the same period of 1999.

Corporate and Intercompany Eliminations

         Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

         Compensation expense totaled $70,000 for the three months ended June 30, 2000 as compared to $140,000 for the same period in 1999. The decrease was attributable to option termination related charges totaling $46,000 in 1999 as compared to $0 in 2000 and a reduction in incentive compensation expense and personnel in 2000.

         Interest expense to affiliates was $267,000 for the three months ended June 30, 2000, a decrease of $85,000 over 1999. The decrease is attributable to the Company's partial repayment of debt to SFSC and the full repayment of debt to Consumer Portfolio Services, Inc. ("CPS").

         Other expenses totaled $119,000 for the second quarter of 2000 as compared to $120,000 for the second quarter of 1999.

Results of Continuing Operations for the Six Months Ended June 30, 2000 and 1999

Residential Mortgage Banking

         A summary of the major revenue and expense components of the mortgage banking operation for the six months ended June 30, 2000 and 1999 are as follows (in thousands):

                                              Six months ended June 30,
                                               2000                1999
                                             ---------          ---------
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                       $   3,582          $   4,253
Interest income                                  1,116              1,288
Other revenue                                      111                 --
Compensation and benefits                       (4,506)            (4,970)
Interest expense                                  (905)              (819)
Other expenses                                  (1,806)            (1,955)
                                             ---------          ---------
  Loss from operations                          (2,408)            (2,203)

Loans originated                             $ 101,081          $ 123,774
Loans sold                                   $ 110,076          $ 127,803
Gains on sales of loans and other fee
  income as a percent of loans sold               3.25%              3.33%
Compensation and benefits
  as a percent of originations                    4.46%              4.02%
Other expenses as a percent
  of originations                                 1.79%              1.58%

Net interest income as a
  percent of originations                          .21%               .38%

PAMCO (principally prime)

Gains on sales of loans
  and other fee income                       $   4,308          $   7,709
Interest income                                    943              1,486
Compensation and benefits                       (3,220)            (5,093)
Interest expense                                  (957)            (1,474)
Other expenses                                  (1,301)            (1,571)
                                             ---------          ---------
  (Loss) earnings from operations                 (227)             1,057

Loans originated                             $ 181,851          $ 276,797
Loans sold(1)                                $ 179,971          $ 279,536
Gains on sales of loans and other fee
  income as a percent of loans sold               2.39%              2.76%
Compensation and benefits
  as a percent of originations                    1.77%              1.84%
Other expenses as a percent
  of originations                                  .72%               .57%
Net interest (expense) income as a
  percent of originations                         (.01%)              .00%

-----------------
(1) Includes loans totaling $17,667,000 for the six months ended June 30, 2000 and $19,649,000 for the quarter ended June 30, 1999 that were closed in the name of a third party (brokered-out).

MPS operations

         For the six months ended June 30, 2000 the loss from the MPS mortgage operation totaled $2,408,000 as compared to a loss of $2,203,000 for the same period in 1999. Revenues declined $732,000 or 13.2% over 1999 and expenses decreased $527,000 or 6.8% over 1999. Net gains on loan sales and other fees decreased from 3.33% as a percent of loans sold in the first half of 1999 to 3.25% as a percent of loans originated in the second quarter of 2000. Margins were negatively impacted by a larger portion of loans sold in the first quarter that were of higher credit quality, which have lower sales premiums, as MPS broadened its product lines. The lower margins were offset somewhat by increased loan fees as MPS increases the amount of retail sub- prime loan originations as compared to wholesale and correspondent production. In the second quarter of 2000 loan sale margins improved significantly.

         Compensation expenses as a percent of production increased to 4.46% for the six months ended June 30, 2000 from 4.02% for the same period in 1999. Other expenses increased to 1.79% of production for the six months ended June 30, 2000 from 1.58% of production for the six months ended June 30, 1999. Compensation and other expenses have declined as MPS has reduced costs in its wholesale and correspondent (which has been eliminated) origination functions. These costs reductions have been offset by the start up costs associated with the new net branches. Of the increase in compensation expense .18% is attributable to the one-time charge to compensation expense of $184,000 relating to the sale of the Southern California operation. Compensation and other expenses will continue at higher levels in relation to production as a result of continuing to open retail branches.

         Net interest spread as a percentage of production decreased from .38% for the six months ended June 30, 1999 to .21% for the six months ended June 30, 2000 as a result of a lower spread between the rates charged to borrowers and the LIBOR based borrowings of MPS and higher commitment fees, as a percentage of production, charged on the MPS's previous line of credit which totaled $80,000,000.

PAMCO operations

         For the six months ended June 30, 2000 MPS's principally prime production operation, PAMCO, recorded losses of ($227,000) as compared to earnings of $1,057,000 for the six months ended June 30, 1999. Operating revenues totaled $5,251,000 as compared to $9,195,000 for 1999 and expenses totaled $5,478,000 as compared to $8,138,000 for 1999. Increasing long-term interest have reduced the level of business activity in the mortgage banking industry in general. Both origination levels and costs have decline accordingly.

         Gains on sales of loans and other loan fees as a percent of production was 2.39% for the six months ended June 30, 2000 as compared to 2.76% for the six months ended June 30, 1999. In periods of increasing interest rates the Company's competitors generally reduce rates relative to the sales prices that can be received. In order to maintain production levels, PAMCO will reduce rates or fees charged to borrowers. Compensation expenses as a percent of production declined to 1.77% for the six months ended June 30, 2000 as compared to 1.84% for the same period of 1999. Commission levels have declined as a result of lower revenues, however support staff reductions have not completely offset the lower revenue base. Other expenses as a percent of loan originations increased from .57% for the six months ended June 30, 1999 to .72% for the six months ended June 30, 2000. Declines in origination levels have negatively impacted fixed expenses, such as rent, as a percent of loan originations.

         Net interest expense was $14,000 for the six months ended June 30, 2000 as compared to net interest income of $12,000 for the same period in 1999.

Corporate and Intercompany Eliminations

         Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

         Compensation expense totaled $150,000 for the six months ended June 30, 2000 as compared to $393,000 for the same period in 1999. The decrease was attributable to option termination related charges totaling $136,000 in 1999 as compared to $0 in 2000 and a reduction in incentive compensation expense and personnel in 2000.

         Interest expense to affiliates was $568,000 for the six months ended June 30, 2000, a decrease of $255,000 over 1999. The decrease is attributable to the Company's partial repayment of debt to SFSC and the full repayment of debt to Consumer Portfolio Services, Inc. ("CPS").

         Other expenses totaled $246,000 for the six months ended June 30, 2000 as compared to $241,000 for the same period in 1999.

         DISCONTINUED OPERATIONS

         Discontinued operations consist of the CPFI and NAFCO lending activities.

         A summary of the operating results of the discontinued operations is as follows:

                             Three months ended           Six months ended
                                 June 30,                     June 30,
                            2000            1999         2000           1999
                            ----         -------         ----        -------
Revenues                    $ 32         $   895         $127        $ 2,019
Expenses                     (13)          1,806           96          2,739
                            ----         -------         ----        -------
Earnings (loss) from
  discontinued
  operations,
  net of income taxes       $ 45         $  (911)        $ 31        $  (720)
                            ====         =======         ====        =======

         Expenses in the second quarter of 2000 include a $40,000 reversal of allowances previously provided. The second quarter of 1999 includes a $1,079,000 provision for losses.

         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2000, the Company had approximately $402,000 in cash as compared to $1,397,000 at December 31, 1999. The decrease in unrestricted cash is attributable to the losses incurred by the Company and the repurchase of foreclosed loans in the first quarter of 2000.

         Total assets have decreased to $63,189,000 at June 30, 2000 from $64,406,000 at December 31, 1999. The decrease is attributable to the Company's investment in discontinued operations that has declined from $2,855,000 to $15,000 as a result of loan dispositions. The decrease was substantially offset by the seasonal increase in mortgage loan production that results in higher loan inventory and restricted cash levels.

         MPS's line of credit with Bank United totals $55,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.50% to 2.50%) over the LIBOR rate. The line of credit, as amended, matures August 28, 2000. The mortgage loans receivable of MPS are pledged as collateral for the line of credit. At June 30, 2000, $42,092,000 was borrowed under the line. The amended line of credit removed the Company's net worth requirement as guarantor and reduced the line of credit from $80,000,000 to $55,000,000.

         The Company is currently negotiating the renewal of the line to June 15, 2001. Management considers its relationships with its lenders to be good and is currently in compliance with all of the covenants contained in its various debt agreements as amended. Additionally management believes that the debt agreements will be renewed in the ordinary course of business on substantially the same terms and conditions or alternative credit facilities are available on acceptable terms.

         During 1999 and the second quarter of 2000, cash flow from operations was insufficient to cover the operating expenses of NAB. In the third quarter of 1999 NAB elected to dispose of its investments in CPFI and NAFCO in order to reduce its debt to Stanwich Financial Services Corp. ("SFSC") and to provide operating funds for NAB. At June 30, 2000 the disposition has been substantially completed.

         For the remainder of 2000 the Company intends to expand the current operations of MPS and PAMCO and acquire additional operations complimentary to its core business lines. Any acquisitions or expansion would be dependent upon available funds. The Company anticipates no additional funding from SFSC or CPS, and therefore must rely on internally generated funds or additional borrowings from third parties. The ability of the Company to acquire additional compatible operations is dependent upon the availability of financing. There can be no assurance that internally generated funds will be sufficient or financing will be available. Current credit agreements in place are sufficient to provide the Company funds to operate its business lines as currently structured. Additionally, in the second quarter of 2000, the Company began receiving funds from its over-collateralization account relating to the security issued by MPS in 1998.

         At June 30, 2000, the Company had borrowed under notes from SFSC a total of $7,102,000. The notes bear interest at 14% per annum payable monthly and mature December 31, 2002. Monthly principal repayments of $100,000 begin in March 2001. Interest payments may be deferred by the Company. Deferred interest payments bear interest at 14% until paid. In order to pay the remaining indebtedness, including any interest due, NAB must obtain cash from operations (which consists primarily of tax sharing payments from MPS), financing from third parties, sell existing assets, obtain more favorable terms under its various debt agreements or achieve a combination of the above. The Company is currently pursuing all of these alternatives.

         On June 30, 2000, CPFI had borrowed under a promissory note, $185,000 from an officer of the Company. The note bears interest at 14% per annum and was due July 31, 2000. Proceeds from the disposition of the remaining CPFI loan will be used to repay this indebtedness. The proceeds from the borrowing was used to repay principal and interest due SFSC. Subsequent to June 30, 2000 the note was extended to September 30, 2000.

         During the three months ended June 30, 2000, two officers of the Company advanced MPS a total of $310,000. Since June 30, 2000, $123,000 has been repaid.

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

             EX-27.  Financial Data Schedule


         (b) Reports on Form 8-K

             None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     Dated: August 14, 2000


                     By: /s/ Charles E. Bradley, Sr.
                         ---------------------------
                         Charles E. Bradley, Sr.
                         Chairman of the Board and
                         Chief Executive Officer

                     By: /s/ Alan Ferree
                         ---------------------------
                         Alan Ferree
                         Senior Vice President and
                         Chief Financial Officer

                                  EXHIBIT INDEX

         EXHIBIT
         NUMBER                    DESCRIPTION
         -------                   -----------

           27                Financial Data Schedule