Form 10-Q
period 2000-09-30
NAB ASSET CORP
filed 2000-11-14
CIK 873458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2000

[ ]  Transition report pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the transition period from         to
                                                        ---------  ----------
Commission file number 0-19391



                              NAB ASSET CORPORATION
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

                Texas                                 76-0332956
---------------------------------------   -------------------------------------
       (State of Incorporation)          (I.R.S. Employer Identification Number)

   4144 N. Central Expy, Suite 800                       75204
---------------------------------------   -------------------------------------
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

As of October 31, 2000, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                     NAB ASSET CORPORATION and Subsidiaries
                          Consolidated Balance Sheets
                   (dollars in thousands, except share data)

                                       Assets                               September 30,       December 31,
                                       ------                                   2000                1999
                                                                             (unaudited)
                                                                            -------------       -------------
Cash and cash equivalents                                                   $         720       $       1,397
Restricted cash                                                                     5,359               1,457
Receivables:
     Construction loans, net                                                        2,832               3,330
     Residential mortgage loans held for sale                                      40,725              46,029
     Loans to officers                                                              1,653               2,213
     Other receivables                                                                644                 995
Residual interest in securitization of mortgage loans                               3,104               3,678
Real estate owned                                                                     731                 728
Property and equipment, net                                                           327                 612
Costs in excess of net assets acquired, net                                           283                 442
Net assets of discontinued operations                                                  40               2,855
Other assets                                                                          379                 670
                                                                            -------------       -------------
           Total assets                                                     $      56,797       $      64,406
                                                                            =============       =============
                        Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Warehouse lines of credit (Note 3)                                          $      40,205       $      40,218
Notes payable to affiliates (Note 3)                                                7,102               9,277
Drafts payable                                                                      6,872               8,279
Accounts payable and accrued expenses                                               4,589               4,539
                                                                            -------------       -------------
          Total liabilities                                                        58,768              62,313
                                                                            -------------       -------------
Minority interest                                                                       -                  47
Contingencies (Note 3)

Shareholders' equity (deficit):
Common stock:  $.10 par value, 30,000,000
     Authorized shares:
     5,091,300 shares issued and outstanding at
     September 30, 2000 and December 31, 1999                                         509                 509
Additional paid-in capital                                                          7,815               7,815
Accumulated deficit                                                               (10,295)             (6,278)
                                                                            -------------       -------------
          Total shareholders' equity (deficit)                                     (1,971)              2,046
                                                                            -------------       -------------
          Total liabilities and shareholders' equity (deficit)              $      56,797       $      64,406
                                                                            =============       =============


     See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                     Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                  (unaudited)


                                                Three months ended September 30,      Nine months ended September 30,
                                                    2000               1999               2000               1999
                                                ------------       ------------       ------------       ------------
Revenues:
 Gains on sales of loans                        $      2,302       $      3,382       $      6,378       $     10,766
 Interest income                                       1,080              1,410              3,237              4,270
 Origination and other fee income                      2,441              2,069              6,366              6,647
                                                ------------       ------------       ------------       ------------
          Total revenues:                              5,823              6,861             15,981             21,683

Costs and expenses:
 Compensation and benefits                             3,669              4,660             11,545             15,090
 Interest expense                                        861                979              2,579              3,037
 Interest expense - affiliates                           254                491                822              1,420
 General and administrative                            1,730              1,960              5,111              5,654
 Minority interest                                        --               (125)               (47)              (326)
                                                ------------       ------------       ------------       ------------
          Total costs and expenses                     6,514              7,965             20,010             24,875
                                                ------------       ------------       ------------       ------------
Loss from continuing
 operations before income taxes and
 cumulative effect of change in
 accounting principle                                   (691)            (1,104)            (4,029)            (3,192)

Income tax expense                                         5                198                 12                263
                                                ------------       ------------       ------------       ------------
Loss from continuing
operations before cumulative effect
of change in accounting principle                       (696)            (1,302)            (4,041)            (3,455)

Cumulative effect of change in
 accounting principle, net of income taxes                --                 --                 --               (155)

Earnings (loss) from discontinued
 operations, net of income taxes                          (7)              (185)                24               (905)
                                                ------------       ------------       ------------       ------------
Net loss                                        $       (703)      $     (1,487)      $     (4,017)      $     (4,515)
                                                ============       ============       ============       ============
Basic and diluted loss per share:

Continuing operations before
 cumulative effect of change in
 accounting principle                           $      (0.14)      $      (0.26)      $      (0.79)      $      (0.68)

Cumulative effect of change in
 accounting principle, net of income taxes                --                 --                 --              (0.03)

Earnings (loss) per share from
 discontinued operations, net
 of income taxes                                          --              (0.03)                --              (0.18)
                                                ------------       ------------       ------------       ------------
Loss per share                                  $      (0.14)      $      (0.29)      $      (0.79)      $      (0.89)
                                                ============       ============       ============       ============


     See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                     Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                  (unaudited)

                                                                              Nine months ended September 30,
                                                                                  2000               1999
                                                                              ------------       ------------
Cash flows from operating activities:
     Net loss                                                                 $     (4,017)      $     (4,515)
        Discontinued operations                                                        (24)               905
        Adjustments to reconcile net loss to net cash
           from (used by) operating activities:
        Amortization of net interest receivable account                                569                737
        Deposits to overcollateralization account                                     (615)              (873)
        Cash released from over-collateralization account                              620                 --
        Deferred compensation charge                                                   184                 --
        Depreciation and amortization                                                  486                784
        Change in accounting principle                                                  --                155
        Minority interest                                                              (47)              (326)
        Net changes in:
          Residential mortgage loans originated, purchased and sold, net             5,304             30,991
          Restricted cash                                                           (3,902)            (6,020)
          Other receivables                                                            303               (290)
          Drafts payable                                                            (1,407)             1,573
          Other assets                                                                 288             (1,379)
          Accounts payable and accrued expenses                                        474               (138)
                                                                              ------------       ------------
            Net cash from (used by) operating activities                            (1,784)            21,604

Cash flows from investing activities:
     Construction loan repayments, net                                                 498              5,311
     Purchases of property and equipment                                               (42)              (101)
                                                                              ------------       ------------
            Net cash from investing activities                                         456              5,210

Cash flows from financing activities:
     Net repayments of warehouse lines of credit                                       (13)           (27,568)
     Principal payments on notes payable to affiliates                              (2,175)            (3,600)
                                                                              ------------       ------------
           Net cash used by financing activities                                    (2,188)           (31,168)
Cash provided by discontinued operations                                             2,839              4,648
                                                                              ------------       ------------
Net increase (decrease) in cash and cash equivalents                                  (677)               294
Cash and cash equivalents at beginning of period                                     1,397                946
                                                                              ------------       ------------
Cash and cash equivalents at end of period                                    $        720       $      1,240
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

(2)        BASIS OF FINANCIAL STATEMENT PRESENTATION

           The consolidated balance sheet of the Company as of September 30, 2000, the related consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the related statements of cash flows for the nine month periods ended September 30, 2000 and 1999 are unaudited. These statements reflect, in the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the consolidated balance sheet of the Company as of September 30, 2000, and results of consolidated operations for the three and nine months ended September 30, 2000 and 1999 and the consolidated cash flows for the nine months ended September 30, 2000 and 1999. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 2000.

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

           Certain amounts for the prior periods have been reclassified to conform to the current presentation.

Consolidated Statements of Cash Flows-Supplemental Disclosures (in thousands):


                                                                                  Nine Months ended September 30,
                                                                                      2000               1999
                                                                                  ------------       ------------
Cash paid during the period for
       Interest                                                                   $      2,874       $      4,660
       Taxes                                                                      $         18       $        145

Exchange of Loan to Officer for MPS common stock and termination of deferred compensation agreement:
         Loan to Officer                                                          $        560       $         --
         Interest receivable                                                                48                 --
         Accrued deferred compensation                                                    (424)                --
                                                                                  ------------       ------------
      Charge to compensation expense                                              $        184       $         --
                                                                                  ============       ============


(3)        WAREHOUSE LINES OF CREDIT, NOTES PAYABLE TO AFFILIATES AND LIQUIDITY

           During 1999 and the first nine months of 2000, cash flow from operations was insufficient to cover the operating expenses of NAB. In the third quarter of 1999 NAB elected to dispose of its investments in CPFI and NAFCO in order to reduce its debt to Stanwich Financial Services Corp. ("SFSC") and to provide operating funds for NAB. At September 30, 2000 the disposition has been substantially completed.

           To the extent funds are available the Company intends to expand the current operations of MPS and PAMCO and acquire additional operations complimentary to its core business lines. The ability of the Company to acquire additional compatible operations is dependent upon the availability of financing. There can be no assurance that internally generated funds will be sufficient or financing will be available. Current credit agreements in place are sufficient to provide the Company funds to operate its business lines as currently structured. Alternatively MPS may dispose of certain divisions to provide liquidity to NAB or use the proceeds to expand its operation, or both. MPS has begun receiving funds from its over-collateralization account relating to the security issued by MPS in 1998, which provides MPS additional liquidity.

           NAB's sole source of internally generated cash is from interest and tax sharing payments from MPS. No tax sharing payments are expected until MPS generates sufficient taxable income to offset its accumulated tax losses. Interest payments currently approximate $72,000 each quarter, less than the cash required by NAB to fund its operating expenses as currently exist. If NAB is unable to secure outside financing or other sources of cash, NAB will be unable to pay expenses or satisfy its liabilities on a timely basis.

            At September 30, 2000, the Company has borrowed under notes from SFSC a total of $7,102,000. The notes bear interest at 14% per annum, payable monthly. Charles E. Bradley, Sr., who is an officer and director of NAB, and Charles E. Bradley, Jr., who is a director of NAB, together own a majority interest in SFSC. Messrs. Bradley, Sr., and Bradley, Jr., are officers and directors of CPS.

           On March 15, 2000 NAB entered into a Second Debt Restructure Agreement, effective March 7, 2000, with SFSC in which SFSC agreed to extend the maturity dates on the indebtedness to December 31, 2002. Additionally, SFSC agreed to defer monthly interest payments, at NAB's option, on the notes to March 31, 2001; provided that any deferred interest payment will bear interest at 14% per annum until paid. Accrued unpaid interest that NAB has elected to defer totals $254,000 at September 30, 2000. Beginning in March 2001, monthly principal payments of $100,000 are required in addition to monthly interest (and any deferred interest). In order to pay the remaining indebtedness, including interest due, NAB must obtain cash from operations (which consists primarily of tax sharing payments from MPS), financing from third parties, sell existing assets, obtain more favorable terms under its various debt agreements or achieve a combination of the above. NAB is currently pursuing all of these alternatives.

           MPS's line of credit with Bank United totals $55,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.75% to 2.75%) over the LIBOR rate. The line of credit, as amended, matures April 30, 2001. The mortgage loans receivable of MPS are pledged as collateral for the line of credit. At September 30, 2000, $40,205,000 was borrowed under the line.

           On September 30, 2000, CPFI has borrowed, under a promissory note, $185,000 from an officer of the Company that is included in the net assets of discontinued operations. The note bears interest at 14% per annum and is due December 31, 2000. Proceeds from the disposition of the remaining CPFI asset will be used to repay this indebtedness. The proceeds from the borrowing were used to repay principal and interest due SFSC.

           At June 30, 2000, two officers of the Company had advanced MPS $310,000. At September 30, 2000 the amounts had been repaid.


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

            The following is a summary of the results of continuing operations, before change in accounting principle by business line for the three months ended September 30, 2000 as compared to September 30, 1999 (in thousands):


                                                                                    Revenue
                                                                                   From Other
Business Line                   External Revenue        Interest Expense         Operating units        Earnings (Loss)
-------------                 --------------------    --------------------    --------------------    ---------------------
                                2000        1999        2000        1999        2000        1999        2000         1999
                              --------    --------    --------    --------    --------    --------    --------     --------
Residential mortgage
  banking-sub-prime           $  2,654    $  2,885    $    321    $    486    $     --    $     25    $   (579)    $ (1,112)

Residential mortgage
  banking-prime                  3,157       3,865         613         565          --          --         223          180
Corporate and intercompany
  eliminations                      12          86         181         419          --          --        (340)        (370)
                              --------    --------    --------    --------    --------    --------    --------     --------
Total                         $  5,823    $  6,836    $  1,115    $  1,470    $     --    $     25    $   (696)    $ (1,302)
                              ========    ========    ========    ========    ========    ========    ========     ========

           The following is a summary of the results of continuing operations before change in accounting principle by business line for the nine months ended September 30, 2000 as compared to September 30, 1999 (in thousands):



                                                                                      Revenue
                                                                                      From Other
Business Line                    External Revenue         Interest Expense          Operating units              Earnings (Loss)
-------------                 ---------------------     ---------------------     ---------------------      ----------------------
                                2000         1999         2000         1999         2000         1999          2000          1999
                              --------     --------     --------     --------     --------     --------      --------      --------
Residential mortgage
  banking-sub-prime           $  7,497     $  8,376     $  1,226     $  1,305     $     --     $     75      $ (3,025)     $ (3,315)
Residential mortgage
  banking-prime                  8,409       13,060        1,570        2,040           --           --            35         1,235
Corporate and intercompany
  eliminations                      75          172          605        1,112           --           --        (1,051)       (1,375)
                              --------     --------     --------     --------     --------     --------      --------      --------
Total                         $ 15,981     $ 21,608     $  3,401     $  4,457     $     --     $     75      $ (4,041)     $ (3,455)
                              ========     ========     ========     ========     ========     ========      ========      ========

            The following is a summary of total assets by business line for September 30, 2000 as compared to December 31, 1999 (in thousands):


                                                     2000         1999
                                                   --------     --------

Residential mortgage banking-sub-prime(1)          $ 56,819     $ 59,969
Residential mortgage banking-prime(1)                   N/A          N/A
Net assets of discontinued operations                    40        2,855
Other Assets                                          1,844        2,769
Elimination of corporate payables/receivables        (1,906)      (1,187)
                                                   --------     --------
Total                                              $ 56,797     $ 64,406
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

           The Company was party to a deferred compensation agreement with an executive in its Southern California office and the executive was obligated under a $560,000 note payable to the Company. Accrued interest on the note payable totaled $48,000 at the date of sale. The Company had recorded a deferred compensation liability to the executive totaling $424,000 as of April 15, 2000. In connection with the sale, the Company charged off all the amounts related to the executive and the executive surrendered 350 shares of MPS common stock to the Company. This resulted in a charge to compensation expense of $184,000 for the second quarter of 2000.

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

           Summarized financial information for the discontinued operations is as follows:


                                                                    September 30, 2000   December 31, 1999
                                                                       -------------       -------------
Total assets                                                           $         311       $       6,183
Line of credit                                                                    --              (2,914)
Notes payable to officers                                                       (185)                 --
Other liabilities                                                                (86)               (414)
                                                                       -------------       -------------
Net assets of discontinued operations                                  $          40       $       2,855
                                                                       =============       =============


                                                    Three months ended          Nine months ended
                                                       September 30,              September 30,
                                                     2000          1999          2000         1999
                                                   -------       -------       -------      -------
Revenues                                           $    --       $ 1,151       $   127      $ 3,357
Expenses                                                 7         1,336           103        4,262
                                                   -------       -------       -------      -------
Earnings (loss) from discontinued operations,
  net of income taxes                              $    (7)      $  (185)      $    24      $  (905)
                                                   =======       =======       =======      =======

           Expenses for the nine months ended September 30, 2000 include a $40,000 reversal of allowances previously provided. Expenses for the three and nine months ended September 30, 1999 include provisions for losses of $298,000 and $1,377,000, respectively. Included in total assets of the discontinued operation at September 30, 2000 is a $75,000 advance to SFSC.

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

           NAB's sole source of internally generated cash is from interest and tax sharing payments from MPS. No tax sharing payments are expected until MPS generates sufficient taxable income to offset its accumulated tax losses. Interest payments currently approximate $72,000 each quarter, less than the cash required by NAB to fund its operating expenses as currently exist. If NAB is unable to secure outside financing or other sources of cash, NAB will be unable to pay expenses or satisfy its liabilities on a timely basis.

           In order to reduce the debt to SFSC and CPS, the Company elected to dispose of its investment in CPFI and NAFCO. Proceeds from the disposal have been used to reduce the outstanding indebtedness to SFSC. The notes payable to CPS were paid in full during 1999.

           Loans Held For Sale

           The Company's mortgage loan production and its originations of construction loans to individuals (one-time closings) are financed under a $55,000,000 line of credit with a federal savings bank of which $40,205,000 was outstanding at September 30, 2000. The interest rates charged on the line of credit vary based on the type of loan, such as prime, sub-prime and construction. Generally the Company must fund 2% of the mortgage loan amount and 10% of the outstanding balance of the construction loan. The interest rate charged the Company is based upon a spread over the one month London Inter Bank Offering Rate ("LIBOR") ranging from 1.75% to 2.75%.

           At September 30, 2000 residential mortgage loans held for sale totaled $40,725,000. Of this amount $27,740,000 was conventional and government insured or guaranteed loans (prime) and $12,985,000 was sub-prime loans.

           The prime loans are sold individually to large mortgage bankers or financial institutions. The Company represents and warrants to the investor that the loans were underwritten to the appropriate guidelines. The sub-prime loans held for sale at September 30, 2000 are being sold through forward commitments or a bulk bid basis. The Company generally represents and warrants to the investor that each sub-prime loan was underwritten to the Company's guidelines and that the borrower's financial position is the same at the date of delivery to the investor as the origination date. The Company also agrees to reimburse the investor a portion of the purchase premium if the loan pays in full over a period of up to one year. The Company defers a portion of the purchase premium, which reduces the gain recorded on each loan sale, to cover the potential liability resulting from the warranties given to the investor.

           Included in accounts payable and accrued expenses at September 30, 2000 is the liability, as a result of the warranties given to the purchasers of the Company's loans. The liability totaled $511,000 at September 30, 2000 as compared to $956,000 at December 31, 1999. Additions to the liability totaled $186,000 and $587,000 for the three and nine months ended September 30, 2000 as compared to $275,000 and $720,000 for the same periods in 1999. Such additions are charged to gains on sales of loans. The decrease in the liability from December 31, 1999 was attributable to realized losses on sales of repurchased loans and write-downs of foreclosed real estate.

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

           The Company purchased a mortgage pool insurance policy that covers all losses up to 5% of the initial pool balances. Claims for losses total $720,000 that has been paid to date by the insurer. Total remaining loss coverage under the pool insurance policy is $1,849,000. The fee for the insurance coverage is .52% annually of the unpaid principal of the loans.

           The performance of the loans underlying the security through September 30, 2000 is as follows:

                                                                                        Fixed Rate         Adjustable Rate
                                                                                      --------------       --------------
Remaining Principal                                                                   $   18,969,000       $    9,302,000
Annualized prepayment rates                                                                    13.17%               26.37%
Cumulative losses incurred by the Company                                             $           --       $           --
Delinquency percentages
  30-59 days                                                                                     .93%                2.48%
  60-89 days                                                                                       0%                 .81%
  Over 90 days                                                                                     0%                3.32%
  Delinquent bankruptcies                                                                       2.66%                4.98%
  Loans in foreclosure                                                                          2.12%                 .54%
  Foreclosed loans                                                                              3.64%                4.39%
  Total delinquencies                                                                           9.35%               16.52%

           In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of additional collateral held by the trust. The over-collateralization account is required by the servicing agreement to be maintained at 2.75% of the original fixed rate balance and 4% of the original adjustable rate balance of the securities. The Company has met the original minimum over-collateralization requirement as set forth by the bond insurer and in the second quarter of 2000 began receiving cash from the over-collateralization account.

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

           At September 30, 2000 and December 31, 1999 the residual interests in the securitization consisted of the following:


                                    September 30,       December 31,
                                         2000               1999
                                    -------------      -------------
NIR                                 $   1,409,000      $   1,978,000
Over-collateralization account          1,695,000          1,700,000
                                    -------------      -------------
                                    $   3,104,000      $   3,678,000
                                    =============      =============


           Cash released to the Company from the over-collateralization account for the three and nine months ended September 30, 2000 was $249,000 and $620,000. No cash had been released prior to the second quarter of 2000.

           At September 30, 2000 the assumptions used in the valuation of the residual interests were as follows:

                                               September 30, 2000                      Original Assumptions
                                      -----------------------------------       -----------------------------------
                                          Fixed              Adjustable             Fixed              Adjustable
                                      --------------       --------------       --------------       --------------
Discount rate                               12%                  12%                  12%                  12%
Weighted average life                   4.63 years           2.33 years           3.94 years           3.16 years
Prepayment speeds-ramp up to             18% CPR              65% CPR              24% CPR              25% CPR
Cumulative defaults                       13.74%               11.35%                8.00%               10.00%
Cumulative losses, net of losses
  covered by pool insurance                .41%                 .34%                 .40%                 .50%
Delinquencies (over 30 days)              13.00%               13.00%                8.00%                8.00%


           DISCONTINUED OPERATIONS

           For financial statement purposes the operations of CPFI and NAFCO have been classified as discontinued operations.

            Summarized assets and liabilities of the discontinued operations as of September 30, 2000 and December 31, 1999 are as follows:


                                           September 30,        December 31,
                                                2000                1999
                                           -------------       -------------
Total assets                               $         311       $       6,183
Warehouse lines of credit                             --              (2,914)
Notes payable to officers                           (185)                 --
Other liabilities                                    (86)               (414)
                                           -------------       -------------
Net assets of discontinued operations      $          40       $       2,855
                                           =============       =============

RESULTS OF OPERATIONS

           For the three and nine months ended September 30, 2000 the Company reported net losses of $703,000 and $4,017,000 as compared to net losses of $1,487,000 and $4,515,000 for the three and nine months ended September 30, 1999.

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

           PAMCO's mortgage production declined approximately 28% in 2000 as compared to the same period of 1999. Rising long-term interest rates have reduced originations in general in the prime mortgage banking industry as a whole. Additionally rising long-term interest rates curb the home refinance business that was a source of loan originations in 1999. It is expected that higher long-term interest rates will continue for the foreseeable future and will have a negative impact, as compared to 1999, on PAMCO's earnings and operations.

           On April 15, 2000, the Company sold its Southern California wholesale sub-prime operation. The Company continued to fund the operation until the purchaser obtained the appropriate state licenses. The sales price was the net book value of the fixed assets, assumption of the lease obligations and 1% of the principal balance of each loan originated by the operation and funded by the Company for which there was an outstanding borrower application at April 15, 2000. The Company did not recognize a gain or loss on the sale. Revenues earned by the Company relating to the sale totaled $111,000 in the second quarter of 2000. The sale is not expected to have a material adverse effect on the ongoing operations of the Company.

           The Company was party to a deferred compensation agreement with an executive in its Southern California office and the executive was obligated under a $560,000 note payable to the Company. Accrued interest on the note payable totaled $48,000 at the date of sale. The Company had recorded a deferred compensation liability to the executive totaling $424,000 as of April 15, 2000. In connection with the sale, the Company charged off all the amounts related to the executive and the executive surrendered 350 shares of MPS common stock to the Company. This resulted in a charge to compensation expense of $184,000 for the second quarter of 2000.

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

Results of Continuing Operations

           The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company's operating segments for the three and nine months ended September 30, 2000 and 1999. A summary of the operating profits and losses by the Company's operating segments before cumulative effect of change in accounting principle is as follows (in thousands):


                                                Three months ended September 30,      Nine months ended September 30,
                                                --------------------------------      -------------------------------
                                                    2000               1999               2000               1999
                                                ------------       ------------       ------------       ------------
Revenues:
    Residential mortgage banking
       Sub-prime                                $      2,654       $      2,910       $      7,497       $      8,451
    Residential mortgage banking
       Prime                                           3,157              3,865              8,409             13,060
    Corporate and intercompany
      eliminations                                        12                 86                 75                172
                                                ------------       ------------       ------------       ------------
     Total revenues:                                   5,823              6,861             15,981             21,683

Costs and expenses:
    Residential mortgage banking
       Sub-prime                                       3,233              4,022             10,522             11,766
    Residential mortgage banking
       Prime                                           2,934              3,685              8,374             11,825
    Corporate and intercompany
      eliminations                                       352                456              1,126              1,547
                                                ------------       ------------       ------------       ------------
     Total costs, expenses and taxes                   6,519              8,163             20,022             25,138
                                                ------------       ------------       ------------       ------------

Earnings (loss) from continuing operations
 before cumulative effect of change in
 accounting principle:
     Residential mortgage banking
       Sub-prime                                        (579)            (1,112)            (3,025)            (3,315)
     Residential mortgage banking
       Prime                                             223                180                 35              1,235
      Corporate and intercompany
       eliminations                                     (340)              (370)            (1,051)            (1,375)
                                                ------------       ------------       ------------       ------------
Loss from continuing
 operations before cumulative
 effect of change in
 accounting principle                           $       (696)      $     (1,302)      $     (4,041)      $     (3,455)
                                                ============       ============       ============       ============

Results of Continuing Operations for the Three Months Ended June 30, 2000 and
1999

Residential Mortgage Banking

           The Company operates its mortgage banking activities through its 84% owned subsidiary MPS. The mortgage banking operations has two primary divisions, sub-prime and prime. The prime origination function operates as Pacific American Mortgage Company or PAMCO.

            A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):


                                           Three months ended September 30,
                                               2000                1999
                                           ------------        ------------
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                     $      2,176        $      2,163
Interest income                                     478                 747
Compensation and benefits                        (1,940)             (2,387)
Interest expense                                   (321)               (486)
Other expenses                                     (972)             (1,149)
                                           ------------        ------------
  Loss from operations                             (579)             (1,112)

Loans originated                           $     52,601        $     65,181
Loans sold                                 $     45,947        $     70,563
Gains on sales of loans and other fee
  income as a percent of loans sold                4.74%               3.07%
Compensation and benefits
  as a percent of originations                     3.69%               3.66%
Other expenses as a percent
  of originations                                  1.85%               1.76%


Net interest income as a
  percent of originations                           .30%                .40%

PAMCO (principally prime)

Gains on sales of loans
  and other fee income                     $      2,567        $      3,288
Interest income                                     590                 577
Compensation and benefits                        (1,674)             (2,254)
Interest expense                                   (613)               (565)
Other expenses                                     (647)               (866)
                                           ------------        ------------
  Earnings from operations                          223                 180

Loans originated                           $    107,185        $    126,086
Loans sold                                 $    107,988        $    123,024
Gains on sales of loans and other fee
  income as a percent of loans sold                2.38%               2.67%
Compensation and benefits
  as a percent of originations                     1.56%               1.79%
Other expenses as a percent
  of originations                                   .60%                .69%
Net interest income (expense) as a
  percent of originations                          (.02%)               .01%

MPS operations

           For the three months ended September 30, 2000 the loss from the MPS mortgage operation totaled $579,000 as compared to a loss of $1,112,000 for the same period in 1999. Revenues decreased $256,000 or 8.8% over 1999 and expenses decreased $789,000 or 19.6% over 1999. Net gains on loan sales and other fees increased from 3.07% as a percent of loans sold in the third quarter of 1999 to 4.74% as a percent of loans originated in the third quarter of 2000. Margins have improved as a result of increased premiums received from investors on loan sales and increased fees received on retail originations as the Company continues to open new retail sub-prime branches. At September 30, 2000, MPS has thirteen retail net branches, one commenced operations in the fourth quarter of 1999, three in the first quarter of 2000, six in the second quarter of 2000 and three in the third quarter of 2000. The Company believes that retail branches with company paid personnel will protect it against origination errors, such as fraud, which will ultimately reduce the level of allowances required at the time of loan sale. Loan fees also increase, which reduces the Company's reliance on the loan sale process in the sub-prime market.

           Compensation expenses as a percent of production increased to 3.69% in the third quarter of 2000 from 3.66% in for the same period in 1999. Other expenses increased to 1.85% of production for the quarter ended September 30, 2000 from 1.76% of production for the three months ended September 30, 1999. Compensation and other expenses have declined as MPS has reduced costs in its wholesale and correspondent (which has been eliminated) origination functions. These costs reductions have been offset by the start up costs associated with the new net branches.

           Net interest spread as a percentage of production decreased from .40% for the three months ended September 30, 1999 to .30% for the three months ended September 30, 2000 as a result of a lower spread between the rates charged to borrowers and the LIBOR based borrowings of MPS and higher commitment fees, as a percentage of production, charged on the MPS's line of credit.

PAMCO operations

           For the three months ended September 30, 2000, MPS's principally prime production operation, PAMCO, recorded earnings of $223,000 as compared to earnings of $180,000 for the three months ended September 30, 1999. Operating revenues totaled $3,157,000 as compared to $3,865,000 for 1999 and expenses totaled $2,934,000 as compared to $3,685,000 for 1999.

           Gains on sales of loans and other loan fees as a percent of production was 2.38% for the three months ended September 30, 2000 as compared to 2.67% for the three months ended June 30, 1999. In periods of increasing interest rates PAMCO's competitors generally reduce rates relative to the sales prices that can be received. In order to maintain production levels, PAMCO will reduce rates or fees charged to borrowers. Compensation expenses as a percent of production decreased to 1.56% from 1.79% for the three months ended September
30, 1999 as a result of lower fees charged to borrowers that results in lower commission expense and a reduction in benefits costs. Other expenses as a percent of loan originations decreased from .69% for the three months ended September 30, 1999 to .60% resulting from cost containment and reduction measures implemented as a result of the increased interest rates and lower origination levels.

           Net interest expense was approximately $23,000 as compared to a net interest income of $12,000 in the same period of 1999. Short-term interest rates (upon which PAMCO borrowings are based) have increased substantially from the third quarter of 1999 as compared to long-term rates (upon which most of PAMCO's loans are originated).

Corporate and Intercompany Eliminations

           Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

           Compensation expense totaled $55,000 for the three months ended September 30, 2000 as compared to $19,000 for the same period in 1999. The increase relates to a salary termination by an officer of the Company in 1999 which has subsequently been reinstated.

           Interest expense to affiliates was $254,000 for the three months ended September 30, 2000, a decrease of $165,000 over 1999. The decrease is attributable to the Company's partial repayment of debt to SFSC.

           Other expenses totaled $116,000 for the third quarter of 2000 as compared to $91,000 in the third quarter of 1999. The third quarter of 1999 included a $125,000 reduction in minority interest due to losses at MPS. Minority interest was reduced to zero in the first quarter of 2000. Additionally income tax expense declined from 1999. The tax expense arises from the 1998 securitization of loans and represents the tax effect of excess inclusion interest income that cannot be offset by the net operating loss carryforwards of the Company. Included in other expenses are credits for interest earned by NAB from MPS. Interest earned from MPS totaled $73,000 for the third quarter of 2000 and 1999.

Results of Continuing Operations for the Nine Months Ended September 30, 2000 and 1999

Residential Mortgage Banking

           A summary of the major revenue and expense components of the mortgage banking operation for the nine months ended September 30, 2000 and 1999 are as follows (in thousands):


                                            Nine months ended September 30,
                                               2000                1999
                                           ------------        ------------
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                     $      5,758        $      6,416


                                            Nine months ended September 30,
                                               2000                1999
                                           ------------        ------------
Interest income                                   1,628               2,035
Other revenue                                       111                  --
Compensation and benefits                        (6,484)             (7,357)
Interest expense                                 (1,226)             (1,305)
Other expenses                                   (2,812)             (3,104)
                                           ------------        ------------
  Loss from operations                           (3,025)             (3,315)

Loans originated                           $    156,371        $    188,955
Loans sold                                 $    156,023        $    198,366
Gains on sales of loans and other fee
  income as a percent of loans sold                3.69%               3.23%
Compensation and benefits
  as a percent of originations                     4.16%               3.89%
Other expenses as a percent
  of originations                                  1.80%               1.64%

Net interest income as a
  percent of originations                           .26%                .39%

PAMCO (principally prime)

Gains on sales of loans
  and other fee income                     $      6,875        $     10,997
Interest income                                   1,534               2,063
Compensation and benefits                        (4,856)             (7,347)
Interest expense                                 (1,570)             (2,040)
Other expenses                                   (1,948)             (2,438)
                                           ------------        ------------
  Earnings from operations                           35               1,235

Loans originated                           $    289,036        $    402,883
Loans sold                                 $    287,959        $    422,204
Gains on sales of loans and other fee
  income as a percent of loans sold                2.39%               2.60%
Compensation and benefits
  as a percent of originations                     1.68%               1.82%
Other expenses as a percent
  of originations                                   .67%                .61%
Net interest (expense) income as a
  percent of originations                          (.01%)               .01%


MPS operations

           For the nine months ended September 30, 2000 the loss from the MPS mortgage operation totaled $3,025,000 as compared to a loss of $3,315,000 for the same period in 1999. Revenues declined $954,000 or 11.3% over 1999 and expenses decreased $1,244,000 or 10.6% over 1999. Net gains on loan sales and other fees increased from 3.23% as a percent of loans sold in the first nine months of 1999 to 3.69% as a percent of loans sold in 2000. Margins were negatively impacted by a larger portion of loans sold in the first quarter that were of higher credit quality, which have lower sales premiums, as MPS broadened its product lines. The lower margins were offset by increased loan fees as MPS increased the amount of retail sub-prime loan originations as compared to wholesale and correspondent production. Beginning in the second quarter of 2000 loan sale margins improved significantly.

           Compensation expenses as a percent of production increased to 4.16% for the nine months ended September 30, 2000 from 3.89% for the same period in 1999. Other expenses increased to 1.80% of production for the nine months ended September 30, 2000 from 1.64% of production for the nine months ended September 30, 1999. Compensation and other expenses have declined as MPS has reduced costs in its wholesale and correspondent (which has been eliminated) origination functions. These costs reductions have been offset by the start up costs associated with the new net branches. Of the increase in compensation expense
 .13% is attributable to the charge to compensation expense of $184,000 relating to the sale of the Southern California operation. Compensation and other expenses will continue at higher levels in relation to production as a result of continuing to open retail branches.

           Net interest spread as a percentage of production decreased from .39% for the nine months ended September 30, 1999 to .26% for the nine months ended September 30, 2000 as a result of a lower spread between the rates charged to borrowers and the LIBOR based borrowings of MPS and higher commitment fees, as a percentage of production, charged on the MPS line of credit.

PAMCO operations

           For the nine months ended September 30, 2000 MPS's principally prime production operation, PAMCO, recorded earnings of $35,000 as compared to earnings of $1,235,000 for the nine months ended September 30, 1999. Operating revenues totaled $8,409,000 as compared to $13,060,000 for 1999 and expenses totaled $8,374,000 as compared to $11,825,000 for 1999. Increasing long-term interest rates have reduced the level of business activity in the mortgage banking industry in general. Both origination levels and costs have decline accordingly.

           Gains on sales of loans and other loan fees as a percent of production was 2.39% for the nine months ended June 30, 2000 as compared to 2.60% for the nine months ended September 30, 1999. In periods of increasing interest rates PAMCO's competitors generally reduce rates relative to the sales prices that can be received. In order to maintain production levels, PAMCO will reduce rates or fees charged to borrowers. Compensation expenses as a percent of production declined to 1.68% for the nine months ended September 30, 2000 as compared to 1.82% for the same period of 1999. Commission levels have declined as a result of lower revenues. Other expenses as a percent of loan originations increased from .61% for the nine months ended September 30, 1999 to .67% for the nine months ended September 30, 2000. Declines in origination levels have negatively impacted fixed expenses, such as rent, as a percent of loan originations.

           Net interest expense was $36,000 for the nine months ended September 30, 2000 as compared to net interest income of $23,000 for the same period in 1999. Short-term interest rates (upon which PAMCO borrowings are based) have increased substantially from the third quarter of 1999 as compared to long-term rates (upon which most of PAMCO's loans are originated).

Corporate and Intercompany Eliminations

           Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

           Compensation expense totaled $205,000 for the nine months ended September 30, 2000 as compared to $397,000 for the same period in 1999. The decrease was related to a reduction in incentive compensation expense and personnel in 2000.

           Interest expense to affiliates was $822,000 for the nine months ended September 30, 2000, a decrease of $290,000 over 1999. The decrease is attributable to the Company's partial repayment of debt to SFSC and the full repayment of debt to Consumer Portfolio Services, Inc. ("CPS").

           Other expenses totaled $316,000 for the nine months ended September 30, 2000 as compared to $346,000 for the same period in 1999. Reductions in minority interest due to losses at MPS totaled $326,000 in 1999 as compared to $47,000 this year. Minority interest was reduced to zero in the first quarter of 2000. Additionally income tax expense has declined from 1999. The tax expense arises from the 1998 securitization of loans and represents the tax effect of excess inclusion interest income that cannot be offset by the net operating loss carryforwards of the Company. Included in other expenses are credits for interest earned by NAB from MPS. Interest earned from MPS totaled $217,000 for the nine months ended September 30, 2000 as compared to $308,000 for the nine months ended September 30, 1999.

            DISCONTINUED OPERATIONS

           Discontinued operations consist of the CPFI and NAFCO lending activities.

           A summary of the operating results of the discontinued operations is as follows:


                                                    Three months ended           Nine months ended
                                                       September 30,               September 30,
                                                   ---------------------       --------------------
                                                    2000          1999          2000         1999
                                                   -------       -------       -------      -------
Revenues, principally interest                     $    --       $ 1,151       $   127      $ 3,357
Expenses                                                 7         1,336           103        4,262
                                                   -------       -------       -------      -------
Earnings (loss) from discontinued operations,
net of income taxes                                $    (7)      $  (185)      $    24      $  (905)
                                                   =======       =======       =======      =======

           Expenses in the nine months ended September 30, 2000 include a $40,000 reversal of allowances previously provided. The three and nine months ended September 30, 1999 includes provisions for losses totaling $298,000 and $1,377,000, respectively.

           LIQUIDITY AND CAPITAL RESOURCES

           As of September 30, 2000, the Company had approximately $720,000 in unrestricted cash as compared to $1,397,000 at December 31, 1999. The decrease in unrestricted cash is attributable to the losses incurred by the Company and the repurchase of foreclosed loans in the first quarter of 2000.

           Total assets have decreased to $56,797,000 at September 30, 2000 from $64,406,000 at December 31, 1999. The decrease is attributable to the Company's investment in discontinued operations that has declined from $2,855,000 to $40,000 as a result of loan dispositions and by lower mortgage loan origination levels.

           MPS's line of credit with Bank United totals $55,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.75% to 2.75%) over the LIBOR rate. The line of credit, as amended, matures April 30, 2001. The mortgage loans receivable of MPS are pledged as collateral for the line of credit. At September 30, 2000, $40,205,000 was borrowed under the line.

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

           NAB's sole source of internally generated cash is from interest and tax sharing payments from MPS. No tax sharing payments are expected until MPS generates sufficient taxable income to offset its accumulated tax losses. Interest payments currently approximate $72,000 each quarter, less than the cash required by NAB to fund its operating expenses as currently exist. If NAB is unable to secure outside financing or other sources of cash, NAB will be unable to pay expenses or satisfy its liabilities on a timely basis.

           At September 30, 2000, the Company had borrowed under notes from SFSC a total of $7,102,000. The notes bear interest at 14% per annum payable monthly and mature December 31, 2002. Monthly principal repayments of $100,000 begin in March 2001. SFSC has agreed to defer monthly interest payments, at NAB's option, on the notes to March 31, 2001; provided that any deferred interest payment will bear interest at 14% per annum until paid. Accrued unpaid interest that the Company has elected to defer totals $254,000 at September 30, 2000. In order to pay the remaining indebtedness, including interest due, NAB must obtain cash from operations (which consists primarily of tax sharing payments from MPS), financing from third parties, sell existing assets, obtain more favorable terms under its various debt agreements or achieve a combination of the above. The Company is currently pursuing all of these alternatives.

           At September 30, 2000, CPFI has borrowed under a promissory note, $185,000 from an officer of the Company. The note bears interest at 14% per annum and is due December 31, 2000. Proceeds from the disposition of the remaining CPFI loan will be used to repay this indebtedness. The proceeds from the borrowing was used to repay principal and interest due SFSC. At September 30, 2000 CPFI has an advance outstanding to SFSC totaling $75,000.

           At June 30, 2000, two officers of the Company had advanced MPS $310,000. At September 30, 2000 the amounts had been repaid.

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


PART II - OTHER INFORMATION


ITEM 6:    EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

                10.28. Amended and Restated Warehousing Credit and Security Agreement dated August 28, 2000 by and among MPS, the Registrant and Bank United

                10.29. First Amendment to the Amended and Restated Credit Agreement dated October 15, 2000 by and among MPS, the Registrant and Bank United

                10.30. Second Amendment to the Amended and Restated Credit Agreement dated November 13, 2000 by and among MPS, the Registrant and Bank United

                27.     Financial Data Schedule


(b)        Reports on Form 8-K

                None


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                     Dated:  November 14, 2000


                     By:  /s/ Charles E. Bradley, Sr.
                          --------------------------------------------------
                          Charles E. Bradley, Sr.
                          Chairman of the Board and Chief Executive Officer

                     By:   /s/ Alan Ferree
                        ----------------------------------------------------
                           Alan Ferree
                           Senior Vice President and Chief Financial Officer