Form 10-K
period 2000-12-31
NAB ASSET CORP
filed 2001-04-12
CIK 873458

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                ------------------------------------------------
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2000
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-19391

                              NAB ASSET CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

                  Texas                               76-0332056
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

      4144 N. Central Expy.,Suite 800                    75204
                Dallas, TX                             (Zip Code)
          (Address of principal
            executive offices)

       Registrant's telephone number, including area code: (888) 451-7830

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.10 Par Value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2001 was $239,000 based upon the closing price as of such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

            Title of Class                        Outstanding at March 31, 2001
            --------------                        -----------------------------
            Common Stock..................                   5,091,300

DOCUMENTS INCORPORATED BY REFERENCE

The information called for by Part III, Items 10, 11, 12 and 13, will be included in a definitive proxy statement to be filed on or before April 30, 2001 pursuant to Regulation 14A and is incorporated herein by reference.

                                     PART I

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


        On August 31, 1997, MPS acquired the fixed assets and employed the personnel of a single-family mortgage lending division of a Dallas based savings and loan. A premium totaling $413,000 was paid for the operation. The division, Pacific American Mortgage Company ("PAMCO") is engaged in mortgage lending, primarily conventional conforming, non-conforming and government insured mortgages (prime).

PROPOSED TRANSACTION WITH CENTEX FINANCIAL SERVICES, INC.

        On March 16, 2001, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Centex Financial Services, Inc. ("CFS") and Stanwich Financial Services Corp. ("SFSC"). Pursuant to the Stock Purchase Agreement, the Company agreed to issue to CFS a number of shares of common stock of the Company equal to 49.9% of the issued and outstanding post-redemption (as described below) common stock of the Company. These shares will be in addition to the 117,500 shares of common stock (2.31% of outstanding) of the Company currently owned by CFS. Under the Stock Purchase Agreement, at closing CFS will
(i) pay to a disbursing agent an amount (the "Closing Payment") equal to $0.125 (subject to certain negative adjustments not to exceed $50,000 in the aggregate) multiplied by the number of shares of common stock held by the Non-Principal Holders (the "Closing Payment"), and (ii) pay to the Company approximately $930,000 plus the amount of outstanding trade payables in order to fully satisfy other outstanding debts and claims of the Company. The Non-Principal Holders include all common shareholders of the Company other than CFS, Consumer Portfolio Services, Inc. ("CPS") and Greenhaven Associates, Inc. ("Greenhaven" and, together with CPS and CFS, the "Principal Holders").

        As part of the Stock Purchase Agreement, the Company has agreed to solicit acceptances of a prepackaged plan of reorganization (the "Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") from the Company's shareholders that encompasses the transactions described above. The Company has agreed to commence solicitation of these acceptances as soon as practicable following receipt of required Securities and Exchange Commission approvals. Once the Company has received the requisite consents necessary to satisfy applicable Bankruptcy Code requirements, the Company has agreed to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. Consummation of transactions contemplated by the Stock Purchase Agreement is contingent upon a number of conditions precedent, including, without limitation, approval of the Plan of Reorganization by the bankruptcy court.

        Upon approval of the Plan of Reorganization, the Company will, through a disbursing agent, redeem the shares held by the Non-Principal Holders by distributing a pro-rata portion of the Closing Payment to each of the Non-Principal Holders. Following the closing, the Principal Holders will retain the number of shares of common stock they currently hold. As a result of the transactions contemplated by the Stock Purchase Agreement, CFS will own a majority of the issued and outstanding common stock of the Company following the closing. Additionally the Company will become privately held and the stock will no longer be traded on any exchange.

THE BUSINESS

        Through MPS, the Company originates, acquires, warehouses and sells residential mortgage loans. MPS originates both conventional and government insured mortgages (prime originations) and originates non-conforming residential mortgage loans that are not salable to the government-sponsored entities or the government agencies. These loans are commonly referred to as sub-prime loans. MPS also has a division that services construction loans that are made to consumers. This division is currently winding down its operation and no longer originates construction loans to individuals.

Origination Strategies

        Retail Originations

        PAMCO originates loans through nine branches in four states using account executives that solicit loans through real estate agents, homebuilders and referrals from previous customers. PAMCO retail originations totaled $318 million in 2000 and $444 million in 1999. PAMCO retail prime originations totaled $308 million in 2000 and $433 million in 1999. Retail sub-prime originations totaled $10 million in 2000 and $11 million in 1999.

        In late 1999, MPS began to enter into the retail sub-prime origination market. At December 31, 2000, MPS had 19 branches in 13 states. These branches originate both prime and sub-prime mortgage loans through direct contact with the consumer. Retail originations of this type totaled $77 million ($65 million in sub-prime and $12 million in prime) in 2000. In 1999 originations of this type amounted to less than $1 million.

        Wholesale Originations

        In 2000, MPS originated approximately 62% of its sub-prime mortgage loans using a network of approved independent mortgage brokers. PAMCO also originated approximately 16% of its mortgages in the same manner through a branch in northern California. All loans are underwritten and closed centrally. A fee is normally paid to the mortgage broker of up to 2% of the loan amount for sub-prime loans and 3% of the loan amount for prime loans. Wholesale sub-prime originations totaled $141 million in 2000 and $203 million in 1999. Wholesale prime originations totaled $53 million in 2000 and $55 million in 1999.

        Correspondent Originations

        In 1999, MPS originated approximately 20% of its sub-prime loans by purchasing closed loans from other mortgage bankers. These loans are underwritten by MPS prior to purchase. The correspondent division was eliminated in the second quarter of 2000. Correspondent sub-prime production was $11 million in 2000 and $41 million in 1999.

Underwriting

        Underwriting guidelines with respect to prime mortgage loans are based upon the guidelines set forth by the Federal National Mortgage Association ("FNMA"), Federal Home Loan Mortgage Corporation ("FHLMC") or MPS's mortgage loan investors for conventional loans. The guidelines of the Federal Housing Administration ("FHA") and Veterans Administration ("VA") are utilized for government insured or guaranteed mortgages. Prime mortgage loans that would be conforming if not for the size of the loan are underwritten to specific mortgage investor guidelines and are generally consistent with FNMA or FHLMC guidelines. In most cases, PAMCO has been approved to underwrite the mortgage loan on behalf of the investor. MPS is also an approved FHLMC seller/servicer.

        Underwriting guidelines for sub-prime mortgages are developed to generally conform to the guidelines as set forth by mortgage loan investors that have approved MPS as a seller of mortgage loans. MPS has approximately eight active investors for its loans. As applications are received and underwritten the loans are slotted to the investor program fitting the borrowers profile.

Loan Sales

        Best Efforts Sales

        The Company's originations of conventional and government insured or guaranteed loans are sold to investors on a loan by loan basis. When the customer wishes to lock in an interest rate, PAMCO will grant the rate to the borrower and in turn lock in a price on or about the same date with an investor. PAMCO represents to the investor that if the loan is closed within the time allotted by the investor PAMCO will deliver that loan to that investor. If the loan does not close within the allotted time period PAMCO is under no further obligation to the investor. If the loan closes, and upon receipt of the appropriate executed legal documentation, PAMCO will deliver the legal documents and credit file to the investor. Upon satisfactory completion of the investor's review of the documents the investor purchases the loan at the agreed upon price. All of PAMCO's loans are sold on a servicing released basis, meaning a portion of the price paid to PAMCO represents the value of the servicing rights that PAMCO has released to the investor.


        Bulk and Flow Sales

        MPS sells a majority of its sub-prime mortgage production on a servicing released basis to investors in pools of loans that meet its investors guidelines (bulk sales). These pools are sold as often as weekly depending on loan production volumes. MPS sells a small portion of its production on a loan by loan basis, servicing released (flow sales).

        Forward Commitments

        In late 1998 and continuing through 2000, MPS entered into commitments with investors to sell sub-prime mortgage loans at an agreed to price assuming certain criteria are met. The commitments also contained formulas that would allow the investor to pay less than the maximum price if those criteria were not met. These commitments generally provided for maximum delivery amounts and specific time periods for delivery ranging from three to six months. MPS discontinued this practice in late 2000 and does anticipate entering into such arrangements in the future.

        Securitization

        In June 1998, MPS completed a securitization of approximately $51,000,000 of sub-prime loans. In a securitization, the owner of loans sells loans to a trust that in turn issues mortgage loan asset backed securities to investors. The cash received is then distributed to the owner. The owner also receives an interest in the excess cash flow generated from the sold loans that is called a residual interest. The holder of the security then receives the stated interest on the security and the principal repayments on the underlying loans. The security MPS issued is insured by a monoline insurance company and the underlying mortgages were insured, as to credit losses, up to 5% of the original principal balance of the loans sold to the trust under a pool policy issued by a mortgage insurance company. Additionally a portion of the excess cash flows accruing to MPS monthly is held in trust until certain minimum levels of cash reserves are achieved.

        MPS recorded a gain on sale of loans equal to the present value of the cash flows to be received over the life of the securities. This gain was calculated using prepayment and loss assumptions that affect the future cash flows to be received. MPS is also the servicer of the loans and as a result receives a portion of the monthly interest paid by the borrowers as a fee.

        Hedging Activities

        All of the Company's prime mortgage production is sold on a best efforts basis as described above. The Company incurs no interest rate risk in its sales strategy and therefore has no hedging activities. MPS's sub-prime mortgage loans are generally sold within thirty days of origination and based upon the Company's history, short term fluctuations in interest rates have had little impact on the prices that have been received for its mortgage loan production. Additionally, the Company has determined that the cost of hedging its sub-prime production outweighs any benefit that would be derived as a result.

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

        The contractual arrangements associated with the sale of sub-prime loans require, for a specified period of time, generally one to two years, indemnification for loans that prepay or default. Additionally, MPS represents and warrants to the investor that at the date of sale no material changes in the borrowers condition since the origination date has occurred. A significant increase in prepayments or defaults related to the loans sold would have a significant negative impact on the liquidity and financial condition of MPS.

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

        Fluctuations in interest rates may adversely affect MPS's loan production. Substantial increases in long-term interest rates generally result in a decline in mortgage originations. A large decline in interest rates may result in unusually large prepayments which, under the terms of the contracts governing MPS's sales of mortgage loans, could require MPS to reimburse the purchasers of such loans for a portion of the servicing release premium paid by them for such loans. Approximately 72% of MPS's loan production is at a fixed rate of interest. If short-term interest rates rise, MPS's borrowing cost would increase, resulting in a decline in the spread (the difference between interest received on loans and paid on borrowings) MPS earns. Additionally, prices paid for the Company's loans may be negatively impacted. An increase in short-term interest rates would also negatively impact the value of MPS's residual interest in the securitization as a portion of the payments made to bondholders adjusts based upon fluctuations in the LIBOR.

        The Company's sub-prime mortgage loan production in 2000 represented 37% of the Company's total loan production. The Company is highly dependent upon bulk sale and flow deliveries for its sub-prime revenue. The number of financial institutions purchasing sub-prime mortgages has declined over the past two years. Competitors that have greater capital and financial resources than the Company have access to the financial markets to securitize their sub-prime production. If investors of the Company's sub-prime mortgage loans exit the market it would have a material adverse effect on the Company.

        During 2000, approximately $6,717,000 or 32% of the Company's revenues were as a result of loan sales to four customers.

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

Seasonality


        The mortgage banking industry is generally subject to seasonal trends. These trends reflect the general national pattern of sales and resales of homes, although refinancings tend to be less seasonal and more closely related to changes in interest rates. Sales and resales of homes typically peak during the spring and summer seasons and decline to lower levels from mid-November through February.


Discontinued Operations

        In the third quarter of 1999, the Company elected to dispose of two of its operating segments, Construction Portfolio Funding, Inc. ("CPFI") and NAFCO, Inc. ("NAFCO").

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

Employees

        At December 31, 2000, the Company and its subsidiaries employed 266 persons.

ITEM 2. PROPERTIES

        The Company through its subsidiaries occupies 42,000 square feet in Dallas for administrative and sales functions. MPS leases office space for its branches in Arizona, California, Colorado, Florida, Georgia, Massachusetts, Michigan, Missouri, Nevada, North Carolina, Ohio, Oklahoma, Tennessee, Texas and Virginia. The offices vary in size depending on the origination volume in each location.

        The Company believes that its facilities are adequate for its immediate needs and that additional space is available at a comparable cost if needed.

ITEM 3. LEGAL PROCEEDINGS

        The Company has been named as a defendant in the following related lawsuits, all filed in or after December, 2000 in the Superior Court for Los Angeles County, California: Robert Schultz et al. vs. Stanwich Financial Services Corp., et al.; Jerry Walls, et al. vs. Stanwich Financial Services Corp., et al.; Martha Torbitt vs. Merrill Lynch Settlement Services, Inc. et al.; Robert A. Havlik, et al. vs. Morgan Stanley Dean Witter & Co., et al.; and Lawrence M. Gomes, et al. vs. Merrill Lynch Pierce Fenner & Smith Incorporated, et al. The plaintiffs in each of these suits, except the Schultz suit, are structured settlement payees to whom Stanwich Financial Services Corp. ("SFSC") is indebted. In addition to the Company, there are numerous defendants in these suits, including SFSC, Charles E. Bradley, Sr., Charles E. Bradley, Jr., several major financial institutions and certain others. All of these suits arise out of SFSC's default on certain payments to the payees. Although the claims made and the relief sought vary somewhat from suit to suit, in general (1) the suits allege breach of contract, breach of fiduciary duty, negligence, conversion, fraudulent conveyance, fraud and violations of certain statutes and (2) the relief sought includes compensatory and punitive damages, statutory penalties and attorneys' fees and costs. The plaintiffs in the Schultz suit, who are former owners of a predecessor of the SFSC business and current operators of a structured settlement business, also claim that their business and reputation has been damaged by SFSC's default in payments to the payees and seek damages for unfair competition. The Walls and Torbitt suits claim class action status, and the plaintiffs in the Schultz suit purport to sue on behalf of the payees. The plaintiffs' theory of liability against the Company in these suits is based on the allegations that the Company is the alter ego of SFSC and Mr. Bradley, Sr., who is the sole shareholder and director of SFSC and the Chairman of the Board of the Company, and that the Company participated in the actions and omissions alleged. The Company denies these allegations and intends to vigorously defend against these lawsuits.

        The Company is also subject to lawsuits that arise in the ordinary course of its business. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from existing and threatened lawsuits would not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        No matters were submitted to a vote of the Company's shareholders during the fiscal quarter ended December 31, 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

        The Company's common stock trades on The OTC Bulletin Board under the symbol "NABC.OB". The following table sets forth the quarterly high and low sale prices for the common stock.

                                                    PRICE
                                             --------------------
                                              HIGH         LOW
                                             --------    --------
    Year ended December 31, 1999
         First Quarter                        $1.625      $1.031
         Second Quarter                        1.250        .813
         Third Quarter                         1.000        .313
         Fourth Quarter                         .625        .188

    Year ended December 31, 2000
         First Quarter                          .500        .188
         Second Quarter                         .250        .125
         Third Quarter                          .125        .094
         Fourth Quarter                         .094        .016

        As of February 28, 2001, there were approximately 7,200 shareholders of record.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

                                                                      As of and for the year ended December 31,
                                                                  (all amounts in thousands, except per share data)
                                                       ------------------------------------------------------------------------
                                                         2000            1999            1998            1997           1996
                                                       ---------       ---------       ---------       ---------      ---------
STATEMENT OF OPERATIONS:
  Revenues from continuing operations                  $  20,947       $  27,210       $  35,676       $  16,213      $   1,414
  Earnings (loss) from continuing operations              (4,888)         (5,000)           (634)          1,053           (796)
  Earnings (loss) from discontinued
   operations, net of income taxes                            24          (1,553)            796           1,181          2,344
  Net earnings (loss)                                     (4,864)         (6,553)            162           2,234          1,548
 Basic and diluted earnings (loss) per share from
     continuing operations before cumulative
     change in accounting principle                        (0.96)          (0.95)          (0.13)           0.21          (0.16)
  Basic and diluted earnings (loss) per share              (0.96)          (1.29)           0.03            0.44           0.30
  Weighted average number common shares
     outstanding                                           5,091           5,091           5,091           5,091          5,091
 BALANCE SHEET:
  Residential mortgage loans                              51,828          46,029          78,911          45,472         12,648
  Construction loans                                       2,808           3,330           9,465          13,091             --
  Total assets                                            64,624          64,406         113,317          83,235         17,904
  Total debt                                              55,736          49,495          86,994          66,302         11,819
  Total liabilities                                       67,442          62,313         104,203          75,080         12,298
  Shareholders' equity (deficit)                          (2,818)          2,046           8,599           7,839          5,605
  Distributions                                               --              --              --              --         21,883
  Book value (deficit) per share                            (.55)           0.40            1.69            1.54           1.10
  Cash distributions per share (1)                            --              --              --              --           3.64
  Transfer to liquidating trust per share (1)                 --              --              --              --           1.56


(1)     Paid on 4,208,835 shares of common stock

        Reference is made to Item 1. Business, for discussion of the merger between the Company and CPS Sub and the resulting distribution of cash and other assets to the shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following should be read in conjunction with the Consolidated Financial Statements of the Company for the three years ended December 31, 2000.

GENERAL

        NAB is a financial services company engaged in two reportable segments, sub-prime and prime residential mortgage banking. The sub-prime residential mortgage banking segment (MPS) was acquired in July 1996 and the prime residential mortgage banking segment (PAMCO) was acquired in August of 1997. PAMCO is a division of MPS. In the third quarter of 1999, the Company began disposition efforts related to two other segments, residential construction lending (CPFI) and commercial lending (NAFCO). The residential construction lending business, begun in December 1997, originated and held for investment single family residential construction loans to homebuilders and to a lesser extent lots, model homes and acquisition and development projects for those homebuilders. The commercial lending operations, begun in January 1997, provided financing to operators of rent-to-own or rental purchase retailers. In 1997, the Company sold its interest in its retail automobile sales business. Prior to the Merger on June 5, 1996, the Company's primary operations consisted of the acquisition, ownership, management and disposition of loans and real estate for its own account and the account of others.

FINANCIAL CONDITION

        Beginning in September 1998, as a result of a number of factors, cash prices in the sub-prime mortgage market significantly deteriorated. Prices paid for the Company's sub-prime production declined in excess of 200 basis points. The sub-prime mortgage market has yet to recover and prices received for sub-prime loans may never return to the levels seen in the period prior to the third quarter of 1998. The Company's sub prime production has declined significantly and the segment has incurred significant losses. In the second quarter of 2000, MPS sold its California sub-prime wholesale operation and closed its correspondent division. The Company continues to originate sub-prime loans on a wholesale basis using its Dallas facility and originate sub-prime loans through retail branches.

        Long-term interest rates rose steadily in 1999 and 2000, until the third quarter, severely reducing the mortgage banking industry's level of prime originations, particularly the refinancing of existing borrower indebtedness to a lower rate. Although historically PAMCO has not relied on the refinance business, the Company's origination of prime mortgages has declined. Recently rates have declined and the level of loan applications has increased substantially, although originations at the end of 2000 and early 2001 have not increased from prior periods.

        Operating income from the two reportable segments has been insufficient to cover the corporate expenses and interest to date. The Company continues to minimize, to the extent possible, expenses for the ongoing operation and to expand its origination network without requiring any capital.

        In order to reduce the debt to SFSC and CPS, in the third quarter of 1999, the Company elected to dispose of its investment in CPFI and NAFCO. The disposition is substantially complete. Proceeds from the disposal were used primarily to reduce the outstanding indebtedness to SFSC. The notes payable to CPS were paid in full during 1999.

        Loans Held For Sale

        The Company's mortgage loan production are financed under a $55,000,000 line of credit with a federal savings bank of which $48,634,000 was outstanding at December 31, 2000. The interest rates charged on the line of credit vary based on the type of loan, such as prime, sub-prime and construction. Generally, the Company must fund 2% of the mortgage loan amount and 10% of the outstanding balance of the construction loan. The interest rate charged the Company is based upon a spread over the one month London Inter Bank Offering Rate ("LIBOR") ranging from 1.75% to 2.75%. At December 31, 2000 the LIBOR was 6.68%.

        At December 31, 2000, residential mortgage loans held for sale totaled $51,828,000. Of this amount $32,836,000 was conventional and government insured or guaranteed loans (prime) and $18,992,000 was sub-prime loans.

        The prime loans are sold individually to large mortgage bankers or financial institutions. The Company represents and warrants to the investor that the loans were underwritten to the appropriate guidelines. The sub-prime loans held for sale at December 31, 2000 are being sold on a bulk and flow basis. The Company generally represents and warrants to the investor that each sub-prime loan was underwritten to the Company's guidelines and that the borrower's financial position is the same at the date of delivery to the investor as the origination date. The Company also agrees to reimburse the investor a portion of the purchase premium if the loan pays in full over a period of up to one year. The Company defers a portion of the purchase premium, which reduces the gain recorded on each loan sale, to cover the potential liability resulting from the warranties given to the investor.

        At December 31, 2000 the liability as a result of the warranties given to the purchasers of the Company's loans totaled $342,000. Additions to the liability totaled $663,000 in 2000, $1,141,000 in 1999 and $1,555,000 in 1998.
Such additions are charged to gains on sales of loans. Additions to the liability have declined as repurchase activity has subsided.

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

        The performance of the loans underlying the security through December 31, 2000 is as follows:

                                               Fixed Rate         Adjustable Rate
                                               -----------        ---------------
Remaining Principal                            $17,131,000          $6,794,000
Annualized prepayment rates                          13.86%              27.09%
Cumulative losses                              $     1,000                  --
Delinquency percentages
  30-59 days                                          1.48%               3.70%
  60-89 days                                           .20%                 --
  Over 90 days                                          --                  --
  Delinquent bankruptcies                             4.71%               5.71%
  Loans in foreclosure                                2.47%              12.89%
  Foreclosed loans                                    1.85%               4.31%
  Total delinquencies                                10.71%              26.61%

                The Company purchased a mortgage pool insurance policy that covers all losses up to 5% of the initial pool balances. Claims for losses total $989,000 that has been paid to date by the insurer. Total remaining loss coverage under the pool insurance policy is $1,580,000. The fee for the insurance coverage is .52% annually of the unpaid principal of the loans.

        In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of an over-collateralization account held by the trust. The over-collateralization account is required by the servicing agreement to be maintained at 2.75% of the fixed rate balance and 4% of the adjustable rate balance of the securities, subject to certain minimum performance requirements relating to the loans in the security. One of these requirements is a delinquency (60 days or more) ratio that must be less than 10.50% on a six month rolling average basis. In December of 2000, the actual delinquency ratio exceeded 10.50%. As a result, the required levels of over-collateralization were increased to an amount equal to the principal balance of the loans that are 60 days or more delinquent. At December 31, 2000, that amount was $2,862,000. No cash will be released to the Company until the delinquency ratio declines to below 10.50% or the over-collateralization account exceeds the new required levels of over-collateralization. Based upon the projected decline in delinquencies the Company expects to resume receiving distributions in the third or fourth quarter of 2001. Cash released to the Company from the over-collateralization account in 2000 totaled $752,000. No cash had been released prior to the second quarter of 2000.

        The residual interests in the securitization of loans represents the sum of 1) the net interest receivable (NIR) which is the present value of the difference between the contractual interest rates on the loans and the rate paid to the buyer or bondholder using various prepayment, discount rate and loss assumptions and 2) the over-collateralization account which is the excess monthly cash flows, other than servicing revenues, that are required to be maintained with the trustee until certain over-collateralization levels are met. The residual interest is accounted for as a trading security and as such is recorded at its estimated fair value. The Company is not aware of an active market for the purchase or sale of the residual interests. Accordingly, the Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the trust (the cash out method) using a discount rate, which the Company believes is commensurate with the risks involved.

        At December 31, 2000 and 1999 the residual interests in the securitization consisted of the following:

                                            2000            1999
                                         ----------      ----------
NIR                                      $1,164,000      $1,978,000
Over-collateralization account            1,742,000       1,700,000
                                         ----------      ----------
                                         $2,906,000      $3,678,000
                                         ==========      ==========

        Escrow balances on securitized loans serviced by the Company are not included in the accompanying consolidated balance sheets and totaled $21,000 and $27,000 at December 31, 2000 and 1999, respectively.

        The assumptions used in the valuation of the residual interests at December 31, 2000 and 1999 were as follows:

                                         December 31, 2000           December 31, 1999
                                     -------------------------   -------------------------
                                       Fixed       Adjustable      Fixed      Adjustable
                                     -----------   -----------   -----------  ------------
Discount rate                           12%           12%           12%           12%
Weighted average life                4.95 years    2.02 years    4.58 years   2.77 years
Prepayment speeds-ramp up to          20% CPR       70% CPR       17% CPR       35% CPR
Cumulative defaults                    12.50%        12.50%        15.50%       18.00%
Cumulative losses, net of losses
   covered by pool insurance            .25%          .25%          .62%         .71%

        At December 31, 2000, the sensitivity of the fair value of the residual interest to two adverse changes in each of the key assumptions were as follows (in thousands):

Carrying value of residual interest                $ 2,906
                                                   =======
Discount rate:
Up 10% to 13.2%                                    $  (102)
                                                   =======
Up 20% to 14.4%                                    $  (198)
                                                   =======
Prepayment speeds:
Up 10% to ramp up to 22% CPR for fixed
and 77% CPR for adjustable                         $  (117)
                                                   =======
Up 20% to ramp up to 24% CPR for fixed
and 84% CPR for adjustable                         $  (225)
                                                   =======
Cumulative losses:
Up 10% to .275%                                    $  (127)
                                                   =======
Up 20% to .3%                                      $  (255)
                                                   =======

        Discontinued Operations

        In the third quarter of 1999, the Company elected to dispose of two of its operating segments, CPFI and NAFCO. The disposition has been substantially completed.

        At December 31, 2000 the discontinued segments had $220,000 in remaining assets of which $213,000 was a foreclosed property. At December 31, 1999, CPFI had an outstanding borrowing to an officer totaling $185,000 secured by the foreclosed property.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999

        For the year ended December 31, 2000, the Company reported a loss from continuing operations, of $(4,888,000), compared to a loss from continuing operations, before change in accounting principle of $(4,845,000) for the year ended December 31, 1999. In 1999, the Company disposed of its construction and commercial lending operations. Including discontinued operations the Company reported a net loss of $(4,864,000) in 2000 as compared to a net loss of $(6,553,000) in 1999.

        The 2000 loss was principally due to three factors: the continued losses associated with the Company's sub prime mortgage lending operation, MPS and a decline in PAMCO's originations resulting from an increase in long-term interest rates.

        PAMCO's mortgage production declined approximately 24% over 1999. Rising long-term interest rates have reduced originations in general in the prime mortgage banking industry as a whole.

        The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company's operating segments for the years ended December 31, 2000, 1999 and 1998. A summary of the operating profits and losses by the Company's operating segments is as follows:

                                                    2000           1999           1998
                                                  --------       --------       --------
Revenues:
     Residential mortgage banking-sub-prime       $  9,704       $ 10,663       $ 15,427
     Residential mortgage banking-prime             11,158         16,329         19,634
     Corporate and intercompany eliminations            85            218            615
                                                  --------       --------       --------
          Total revenues:                           20,947         27,210         35,676

Costs and expenses:
     Residential mortgage banking-sub-prime         13,105         14,842         15,308
     Residential mortgage banking-prime             11,214         15,026         16,997
     Corporate and intercompany eliminations         1,516          2,187          4,005
                                                  --------       --------       --------
          Total costs and expenses                  25,835         32,055         36,310

Operating profit (loss):
     Residential mortgage banking-sub-prime         (3,401)        (4,179)           119
     Residential mortgage banking-prime                (56)         1,303          2,637
     Corporate and intercompany eliminations        (1,431)        (1,969)        (3,390)
                                                  --------       --------       --------

Loss from continuing operations
 before cumulative effect of change in
 accounting principle                             $ (4,888)      $ (4,845)      $   (634)
                                                  ========       ========       ========

        The Company operates its mortgage banking activities through its 84% owned subsidiary MPS. The mortgage banking operations has two primary divisions, sub-prime and prime. The prime origination function operates as Pacific American Mortgage Company or PAMCO. The two divisions originate loans in 41 states.

        Residential mortgage loan production for 2000, 1999 and 1998 is summarized as follows (in thousands):

                                    Prime                                   Sub-prime
                     --------      --------      --------      --------     ---------      --------
                       2000          1999          1998          2000          1999          1998
                     --------      --------      --------      --------      --------      --------
Retail:
Originations
obtained from
the consumer         $319,743      $433,156      $534,497      $ 75,198      $ 11,497      $ 14,785

Wholesale:
Loans received
from mortgage
brokers and
closed in MPS's
name                   52,773        55,086        63,181       141,450       202,714       234,999

Correspondent:
Closed loans
purchased from
other mortgage
originators                --            --            --        10,576        41,472        83,144
                     --------      --------      --------      --------      --------      --------
                     $372,516      $488,242      $597,678      $227,224      $255,683      $332,928
                     ========      ========      ========      ========      ========      ========

        Total combined 2000, 1999 and 1998 originations by state are as follows (in thousands):

                                 2000                           1999                         1998
                      ---------------------------   ---------------------------   ---------------------------
                      Originations        Percent   Originations        Percent   Originations        Percent
                      ------------        -------   ------------        -------   ------------        -------
Texas                     $328,357             55%      $323,600             43%      $365,667             39%
California                  87,617             15        160,876             22        154,631             16
Tennessee                   15,962              3         65,947              9         98,772             11
Colorado                    29,289              5         43,624              6         71,072              8
All others                 138,515             22        149,878             20        240,464             26
                           -------            ---        -------            ---        -------            ---
                          $599,740            100%      $743,925            100%      $930,606            100%
                          ========            ===       ========            ===       ========            ===

        Mortgage banking revenues consist of primarily gains from the sales of loans, fees collected from the borrower or mortgage broker/banker and interest earned on mortgage loans held for sale. Expenses consist primarily of compensation and benefits and interest expense.

        A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):

                                         2000             1999             1998
                                       ---------        ---------        ---------
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                 $   7,610        $   8,062        $  11,630
Interest income                            1,983            2,601            3,797
Other income                                 111               --               --
Compensation and benefits                 (7,939)          (9,475)          (8,609)
Interest expense                          (1,546)          (1,657)          (2,769)
Other expenses                            (3,620)          (3,710)          (3,930)
                                       ---------        ---------        ---------
  Earnings (loss) from operations      $  (3,401)       $  (4,179)       $     119

Loans originated                       $ 221,375        $ 244,197        $ 318,240
Loans sold                             $ 221,913        $ 250,489        $ 305,652


Gains on sales of loans and
  other fee income as a percent
  of loan sales                             3.43%            3.22%            3.80%
Compensation and benefits
  as a percent of originations              3.59%            3.88%            2.71%
Other expenses as a percent
  of originations                           1.64%            1.52%            1.23%
Net interest income as a
  percent of originations                    .20%             .39%             .32%


PAMCO (principally prime)

Gains on sales of loans
  and other fee income                 $   9,104        $  13,773        $  16,459
Interest income                            2,054            2,556            3,175
Compensation and benefits                 (6,435)          (9,189)         (10,520)
Interest expense                          (2,144)          (2,522)          (3,383)
Other expenses                            (2,635)          (3,315)          (3,094)
                                       ---------        ---------        ---------
  Earnings (loss) from operations      $     (56)       $   1,303        $   2,637

Loans originated                       $ 378,365        $ 499,728        $ 612,366
Loans sold                             $ 370,400        $ 524,071        $ 595,209
Gains on sales of loans and
other fee income as a percent
  of loan sales                             2.46%            2.63%            2.77%
Compensation and benefits
  as a percent of originations              1.70%            1.84%            1.72%
Other expenses as a percent
  of originations                            .70%             .66%             .51%
Net interest income (expense)
  as a percent of originations              (.02%)            .01%            (.03%)

MPS operations

        For the year ended December 31, 2000 the MPS mortgage operations incurred losses totaling $(3,401,000) as compared to losses of $(4,179,000) in 1999. Revenues decreased $959,000 or 9% over 1999 and expenses decreased $1,737,000 or 12% over 1999.

        In late 1998, severe turmoil in the credit markets resulted in a credit crunch for the larger sub-prime lenders. Many of the larger lenders cut back production or eliminated entirely their loan production facilities. Additionally, spreads on sub-prime backed securities widened considerably, reducing the profitability of MPS's larger competitors and many of the firms that MPS sold loans to. In reaction to the turmoil the investors that continued to purchase loans reduced the price paid for such loans which negatively impacted MPS's spreads between the prices received upon the sale of the loans and the price or brokerage premiums paid to acquire the loans. As a result, the net gain on loan sales has declined significantly from 1998. The Company in response to the price declines reduced staff and tightened underwriting standards to reduce repurchase risk. In 2000, the Company sold its California wholesale sub-prime operation and eliminated its correspondent division.

        The Company opened a significant number of retail branches in 2000. The branches originate primarily sub-prime loans. Gains have decreased as a percent of sales but have been offset by higher fees earned by the retail branches.

        Compensation expenses as a percent of production decreased to 3.59% in 2000 from 3.88% in 1999. The decrease is attributable to cost savings from staffing reductions and elimination of the business operations discussed above.

        Other expenses increased in 2000 to 1.64% from 1.52% of production in 1999 as a result of rising fixed costs, as a percentage of originations, such as rent and depreciation expense.

        Net interest spread as a percentage of production decreased to .20% in 2000 from .39% in 1999 as a result of higher short term rates that negatively impact the interest rate charged the Company on its line of credit. Additionally, the spread on the line of credit was increased at the time the line was renewed.

PAMCO operations

        For the year ended December 31, 2000, MPS's principally prime production operation, PAMCO, incurred losses of $(56,000). For the year ended December 31, 1999 PAMCO earned $1,303,000. Operating revenues for 2000 totaled $11,158,000 as compared to $16,329,000 for 1999 and expenses totaled $11,214,000 as compared to $15,026,000 for 1999.

        Gains on sales of loans and other loan fees as a percent of loans sold was 2.46% in 2000 as compared to 2.63% in 1999. In periods of increasing interest rates the Company's competitors generally reduce rates relative to the sales prices that can be received. In order to maintain production levels,

PAMCO will also reduce prices or fees charged to borrowers. In late 2000, long-term interest rates began declining significantly and borrower applications have increased as a result, although the Company had no appreciable increase in mortgage loan production or related revenues in late 2000. Compensation expenses as a percent of production declined to 1.70% from 1.84% in 1999. Commission levels have declined as a result of lower revenues. Other expenses as a percent of originations increased to .70% in 2000 as compared to .66% in 1999 as a result of rising fixed costs, as a percentage of originations, such as rent and depreciation expense.

        Net interest expense was .02% in 2000 as a percent of production as compared to net interest income of .01% in 1999. Higher short-term rates in 2000 negatively impacted the interest rate charged the Company on its line of credit. Additionally, the spread on the line of credit was increased at the time the line was renewed.


Corporate and Intercompany Eliminations

        Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

        Compensation expense totaled $260,000 in 2000 as compared to $592,000 1999. The decrease was related to a reduction in incentive compensation expense from $108,000 in 1999 to $0 in 2000 and a reduction in personnel in mid 1999 and 2000.

        Interest expense to affiliates was $1,080,000 for the year ended December 31, 2000 as compared to $1,776,000 for 1999. The decrease is attributable to the Company's partial repayment of debt to SFSC and the full repayment of debt to Consumer Portfolio Services, Inc. ("CPS").

        Other expenses totaled $517,000 for the year ended December 31, 2000 as compared to $485,000 for the same period in 1999. Reductions in minority interest due to losses at MPS totaled $550,000 in 1999 as compared to $47,000 this year. Minority interest was reduced to zero in the first quarter of 2000. Additionally income tax expense has declined from 1999. The tax expense arises from the 1998 securitization of loans and represents the tax effect of excess inclusion interest income that cannot be offset by the net operating loss carryforwards of the Company. Included in other expenses are credits for interest earned by NAB from MPS. Interest earned from MPS totaled $289,000 for the year ended December 31, 2000 as compared to $381,000 for the year ended December 31, 1999.

Discontinued Operations

        The discontinued operations, consisting of commercial and construction lending, recorded earnings in 2000 of $24,000 as compared to losses of $1,553,000 in 1999. The 1999 loss included charges totaling $2,061,000 related to the disposition of loans and, severance costs and disposal charges totaling $346,000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

        For the year ended December 31, 1999 the Company reported a loss from continuing operations, before cumulative change in accounting principle of $(4,845,000), compared to a loss from continuing operations of $(634,000) for the year ended December 31, 1998. In 1999, the Company disposed of its construction and commercial lending operations. Including discontinued operations, the Company reported a net loss of $(6,553,000) in 1999 as compared to net earnings of $162,000 in 1998.

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

MPS operations

        For the year ended December 31, 1999 the MPS mortgage operation incurred a loss totaling $(4,179,000) as compared to earnings of $119,000 in 1998. Revenues decreased $4,764,000 or 31% over 1998 and expenses decreased $466,000 or 3% over 1998.

        In late 1998 severe turmoil in the credit markets resulted in a credit crunch for the larger sub-prime lenders. Many of the larger lenders cut back production or eliminated entirely their loan production facilities. Additionally, spreads on sub-prime backed securities widened considerably, reducing the profitability of MPS's larger competitors and many of the firms that MPS sold loans to. In reaction to the turmoil the investors that continued to purchase loans reduced the price paid for such loans that negatively impacted MPS's spreads between the prices received upon the sale of the loans and the price or brokerage premiums paid to acquire the loans. As a result the net gain on loan sales declined from 3.80% as a percent of loans sold to 3.22%. MPS also tightened its underwriting standards having a negative impact on origination volumes.

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

PAMCO operations

        For the year ended December 31, 1999, MPS's principally prime production operation, PAMCO, earned $1,303,000. For the year ended December 31, 1998 PAMCO earned $2,637,000. Operating revenues totaled $16,329,000 for 1999 as compared to $19,634,000 for 1998 and expenses totaled $15,026,000 for 1999 as compared to $16,997,000 for 1998.

        Gains on sales of loans and other loan fees as a percent of loans sold was 2.63% in 1999 as compared to 2.77% in 1998. In periods of increasing interest rates the Company's competitors generally reduce rates relative to the sales prices that can be received. In order to maintain production levels, PAMCO will also reduce prices or fees charged to borrowers. Compensation expenses as a percent of production increased to 1.84% from 1.72% in 1998 as PAMCO's average monthly mortgage production declined over 1998. Other expenses as a percent of originations increased to .66% in 1999 as compared to .51% in 1998 as a result of rising fixed costs, as a percentage of originations, such as rent and depreciation expense.

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

        Compensation expense totaled $592,000 in 1999 as compared to $1,316,000 in 1998. The decrease was primarily attributable to a reduction in personnel costs of $184,000 in 1999 and a reduction in option termination related charges of $108,000 in 1999 from $636,000 in 1998. Interest expense totaled

$1,776,000 in 1999, a decrease of $657,000 over 1998. The decrease was due to a total reduction in debt payable to CPS and SFSC of $3,600,000 from the end of 1998 to the end of 1999.

Discontinued Operations

        The discontinued operations, consisting of commercial and construction lending recorded losses in 1999 of $1,553,000 as compared to earnings of $796,000 in 1998. The 1999 loss included charges totaling $2,061,000 related to the disposition of loans and severance and disposal charges totaling $346,000.

        LIQUIDITY AND CAPITAL RESOURCES

        As of December 31, 2000, the Company had $198,000 in unrestricted cash as compared to $1,397,000 at December 31, 1999. The decrease in unrestricted cash is attributable to the losses of the Company and the repurchase of foreclosed and defaulted loans from an investor in the first quarter of 2000.

        Total assets have increased to $65,624,000 at December 31, 2000 from $64,406,000 at December 31, 1999. The Company has reduced its levels of construction loans along with disposing a significant amount of its investment in the operations at NAFCO and CPFI. These reductions have been offset by the increase in the mortgage loan inventory.

        MPS's line of credit with Bank United totals $55,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.75% to 2.75%) over the LIBOR rate. The line of credit matures April 30, 2001. The mortgage loans receivable of MPS are pledged as collateral for the line of credit. At December 31, 2000, $48,634,000 was borrowed under the line.

        On March 22, 2001, MPS entered in a Master Mortgage Loan Purchase Agreement with Centex Credit Corporation ("CCC"). The Agreement allows MPS to sell certain mortgage loans, based on product type, to CCC. The Company will assign the collateral, loan file and take out commitment from the investor to CCC and CCC will fund a portion of the purchase price to MPS. Upon final payment from the investor, CCC will remit the remaining funds to MPS. In addition to the purchase price, the Company will receive interest at the rate stated in the mortgage loan less the Federal Funds rate plus 1.5%. The Agreement may be terminated upon 30 days notice.

        At December 31, 2000, the Company had borrowed under two notes from SFSC a total of $7,102,000. The notes bear interest at 14% and are due December 31, 2002. Interest on the notes is due monthly. In 2000, the Company elected to defer interest payments on the notes. The unpaid interest also accrues interest at 14%. The notes require interest to be paid monthly beginning in March 2001, along with mandatory monthly principal repayments of $100,000. NAB currently does not have the cash resources to make principal or interest payments under the notes.

        On March 7, 2000, CPFI borrowed $500,000 from two officers of the Company. The notes were paid in July 2000. A renewal note was entered into in July 2000 for $185,000 with one of the officers. The note bears interest at 14% and is due April 30, 2001. The note is secured by real estate owned by CPFI with a net book value of $213,000.

        During 1999 and 2000, NAB's cash flows from operations was insufficient to cover the operating expenses of NAB. In the third quarter of 1999, NAB elected to dispose of its investments in CPFI and NAFCO in order to reduce its debt to SFSC and to provide operating funds for NAB. The dispositions have been substantially completed.

        NAB's sole source of internally generated cash is from interest and tax sharing payments from MPS. No tax sharing payments are expected until MPS generates sufficient taxable income to offset its accumulated tax losses. Interest payments currently approximate $72,000 each quarter, less than the cash required by NAB to fund its operating expenses as currently exist.

        As discussed in Item 1. Business, the Company has entered into a Stock Purchase Agreement with Centex Financial Services, Inc. The Company will as part of the Stock Purchase Agreement solicit acceptances of a prepackaged plan of reorganization (the "Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") from the Company's shareholders. The

Company has agreed to commence solicitation of these acceptances as soon as practicable following receipt of required Securities and Exchange Commission approvals. Once the Company has received the requisite consents necessary to satisfy applicable Bankruptcy Code requirements, the Company has agreed to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. Consummation of transactions contemplated by the Stock Purchase Agreement is contingent upon a number of conditions precedent, including, without limitation, approval of the Plan of Reorganization by the bankruptcy court. It is anticipated that upon completion of the transactions contemplated, NAB will have sufficient funds to pay its creditors. Additionally the Company will become privately held and the stock will no longer be traded on any exchange.

        Management has had no indication that the CFS transactions will not be completed as contemplated. If the CFS transactions do not occur the Company will be required to sell assets, operations or its investment in MPS to settle its obligations. Additionally, MPS's line of credit matures on April 30, 2001. Management has requested that the line of credit be extended or renewed to a date in 2001 that will allow the proposed transactions to be concluded. There can be no assurance that the lenders will extend or renew MPS's credit facility. As discussed above MPS has entered into a Master Mortgage Loan Purchase Agreement with Centex Credit Corporation. The agreement may be terminated upon 30 days notice. If the CFS transactions are not completed, it is expected that the CCC agreement would be terminated. If financing is unavailable the Company will be required to sell assets, operations or its investment in MPS to settle its obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Loans held for sale and securitization related assets

        The sub-prime loans the Company sells generally are included in asset-backed securities the investor or purchaser issues. These securities are priced at spreads over the LIBOR or an equivalent term treasury security. These spreads are determined by demand for the security. Demand is affected by the perception of credit quality and prepayment risk associated with the loans the Company originates and sells. Interest rates offered to customers also affect prices paid for loans. These rates are determined by a review of competitors rate offerings to the public and current prices being paid to the Company for its products. The Company does not hedge these price risks.

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

        The Company's residual interest in securitization represents the present value of the excess cash flows the Company expects to receive over the life of the underlying sub-prime mortgage loans. The value is adversely affected by prepayments, losses and delinquencies. The value would also be negatively impacted by an increase in short-term interest rates, as a portion of the cash flows fluctuates monthly based upon the one-month LIBOR.

        In summary, the Company would be negatively impacted by rising interest rates and declining prices for its sub-prime loans. Rising interest rates would negatively impact prime mortgage production and the value of the residual interest in the securitization and declining prices for the Company's sub-prime loans would adversely effect the levels of gains achieved upon the sale of those loans. The estimated negative effect on the statement of operations for fiscal year 2001 of a 1% rise in interest rates and a 1% decline in prices received for its sub-prime loans would be as follows:

Sub prime operations- $1,637,000
Prime operations- $1,093,000
Residual interest in securitization- $198,000

        As of December 31, 1999, the estimated negative effect on the statement of operations for fiscal year 2000 of a 1% rise in interest rates and a 1% decline in prices received for its sub-prime loans would be as follows:

Sub prime operations- $3,486,000
Prime operations- $1,139,000
Residual interest in securitization- $220,000

        The significant decline in the negative effect of changes in the sub-operation is due to the sale of the California wholesale operation and the elimination of the correspondent sub-prime division and an increased reliance on retail originations that replaces the emphasis on loan sale premiums with fees collected directly from the borrower.

    Certain shortcomings are inherent in the methodology used in the above market risk measurement. Modeling changes requires the making of certain assumptions that may tend to oversimplify the manner in which actual yield and costs respond to changes in market interest rate. Assumptions are the underlying factors that drive the interest rate and market risk measurement system which include asset and liability compositions, changes in pricing of loans, cost structures and prepayment assumptions. The model may also assume that a particular change in interest rates is reflected uniformly across the yield curve. Accordingly the model is intended to provide an indication of the Company's market risk at a particular point in time and is not a forecast of the effect of changes in market conditions on the results of operations of the Company and will differ from actual results.

        The maturities of the Company's construction loan portfolio are generally short term and a substantial portion of the portfolio is adjustable rate mortgage loans where the rate fluctuates with the prime rate. The Company has determined that the market risk associated with this portfolio is not material to the financial condition of the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 133 ("SFAS No. 133) "Accounting for Derivative Instruments and for Hedging Activities," requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No. 133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. Upon implementation of SFAS No. 133, hedging relationships may be redesignated and securities held to maturity may be transferred to held for sale or trading. In June 2000, SFAS No. 138 was issued amending certain provisions of SFAS No. 133. The Company adopted SFAS No. 133 and SFAS No. 138 on January 1, 2001. The adoption of these two statements did not have a material impact on the financial statements of the Company.

        In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125 (SFAS 140). This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. See note 4 to the consolidated financial statements for the required disclosures.

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

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
NAB Asset Corporation:


We have audited the accompanying consolidated balance sheets of NAB Asset Corporation and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NAB Asset Corporation and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes 1 and 16 to the consolidated financial statements, the Company has suffered recurring losses from operations, is in the process of filing for bankruptcy under Chapter 11 of the United States Bankruptcy Code and its line of credit is due April 30, 2001. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in notes 1 and 16. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in Note 2 to the consolidated financial statements, in 1999, the Company changed its method of accounting for organizational costs in accordance with the American Institute of Certified Public Accountants Statement of Position 98-5 "Reporting on the Costs of Start-Up Activities".


                                                  KPMG LLP

Dallas, Texas
March 16, 2001, except for note 16, which is as of March 22, 2001

                              NAB ASSET CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          December 31,
                                                                    -----------------------
           Assets                                                     2000           1999
                                                                    --------       --------
Cash and cash equivalents                                           $    198       $  1,397
Restricted cash                                                        3,945          1,457
Receivables:
     Construction loans, net                                           2,808          3,330
     Residential mortgage loans held for sale                         51,828         46,029
     Loans to officers                                                   827          2,213
     Other receivables                                                   756            995
Residual interest in securitization of mortgage loans                  2,906          3,678
Real estate owned, net                                                   492            728
Property and equipment, net                                              298            612
Costs in excess of net assets acquired, net                              230            442
Net assets of discontinued operations                                     --          2,855
Other assets, net                                                        336            670
                                                                    --------       --------
          Total assets                                              $ 64,624       $ 64,406
                                                                    ========       ========

          Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Warehouse line of credit                                            $ 48,634       $ 40,218
Notes payable to affiliates                                            7,102          9,277
Drafts payable                                                         7,673          8,279
Accounts payable and accrued expenses                                  3,993          4,539
Net liabilities of discontinued operations                                40             --
                                                                    --------       --------
          Total liabilities                                           67,442         62,313


Minority interest                                                         --             47

Commitments and contingencies (notes 1, 12 and 16)
Shareholders' equity (deficit):
     Common stock:  $.10 par value, 30,000,000
       authorized shares; 5,091,300 issued and outstanding at
       December 31, 2000 and 1999                                        509            509
     Additional paid-in capital                                        7,815          7,815
     Accumulated deficit                                             (11,142)        (6,278)
                                                                    --------       --------
          Total shareholders' equity (deficit)                        (2,818)         2,046
                                                                    --------       --------
          Total liabilities and shareholders' equity (deficit)      $ 64,624       $ 64,406
                                                                    ========       ========


          See accompanying notes to consolidated financial statements.

                              NAB ASSET CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                               For the years ended December 31,
                                                                        -----------------------------------------------
                                                                           2000              1999              1998
                                                                        -----------       -----------       -----------
Revenues:
  Gains on sales of loans                                               $     8,518       $    13,295       $    18,530
  Interest income                                                             4,122             5,375             7,587
  Origination and other fee income                                            8,307             8,540             9,559
                                                                        -----------       -----------       -----------
       Total revenues                                                        20,947            27,210            35,676
                                                                        -----------       -----------       -----------

Costs and expenses:
  Compensation and benefits                                                  14,634            19,248            20,445
  Interest expense                                                            3,401             3,799             5,591
  Interest expense-affiliates                                                 1,080             1,776             2,432
  General and administrative                                                  6,822             7,385             7,452
  Minority interest                                                             (47)             (468)              224
                                                                        -----------       -----------       -----------
       Total costs and expenses                                              25,890            31,740            36,144
                                                                        -----------       -----------       -----------

Loss from continuing operations before income taxes
   and cumulative effect of change in accounting principle                   (4,943)           (4,530)             (468)

Income tax expense (benefit)                                                    (55)              315               166
                                                                        -----------       -----------       -----------

Loss from continuing operations before cumulative
  effect of change in accounting principle                                   (4,888)           (4,845)             (634)

Cumulative effect of change in accounting principle,
 write off of organizational costs                                               --              (155)               --
                                                                        -----------       -----------       -----------

Loss from continuing operations                                              (4,888)           (5,000)             (634)

Earnings (loss) from discontinued operations, net
 of income taxes of $0, $75 and $18                                              24            (1,553)              796
                                                                        -----------       -----------       -----------

Net earnings (loss)                                                     $    (4,864)      $    (6,553)      $       162
                                                                        ===========       ===========       ===========

Basic and diluted earnings (loss) per share:

Continuing operations before cumulative effect of
 change in accounting principle                                         $     (0.96)      $     (0.95)      $     (0.13)

Cumulative effect of change in accounting principle                              --             (0.03)               --

Earnings (loss) per share from discontinued
 operations, net of income taxes                                                 --             (0.31)             0.16
                                                                        -----------       -----------       -----------

Earnings (loss) per share                                               $     (0.96)      $     (1.29)      $      0.03
                                                                        ===========       ===========       ===========

Weighted average number of common shares
 outstanding                                                              5,091,300         5,091,300         5,091,300
                                                                        ===========       ===========       ===========


          See accompanying notes to consolidated financial statements.

                              NAB ASSET CORPORATION
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 ( IN THOUSANDS)
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                  RETAINED
                                                    ADDITIONAL    EARNINGS
                                       COMMON        PAID-IN     (ACCUMULATED
                                        STOCK        CAPITAL       DEFICIT)        TOTAL
                                       --------     ----------    -----------     --------
Balance, December 31, 1997             $    509      $  7,217      $    113       $  7,839
Issuance of stock of subsidiaries            --           598            --            598
Net earnings                                 --            --           162            162
                                       --------      --------      --------       --------

Balance, December 31, 1998                  509         7,815           275          8,599
Net loss                                     --            --        (6,553)        (6,553)
                                       --------      --------      --------       --------

Balance, December 31, 1999                  509         7,815        (6,278)         2,046
Net loss                                     --            --        (4,864)        (4,864)
                                       --------      --------      --------       --------

Balance, December 31, 2000             $    509      $  7,815      $(11,142)      $ (2,818)
                                       ========      ========      ========       ========


          See accompanying notes to consolidated financial statements.

                              NAB ASSET CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                         2000           1999           1998
                                                                       --------       --------       --------
Cash flows from operating activities:
        Net earnings (loss)                                            $ (4,864)      $ (6,553)      $    162
        Discontinued operations                                             (24)         1,553           (796)
        Adjustments to reconcile net earnings (loss) to
          net cash provided by (used in) operating activities:
          Non-cash gain on securitization of mortgage loans                  --             --         (3,248)
          Amortization of net interest receivable account                   815            922            348
          Deposits to over-collateralization account                       (795)        (1,066)          (634)
          Cash released from over-collateralization account                 752             --             --
          Depreciation and amortization                                     634            784            779
          Deferred compensation charge                                      184             --             --
          Change in accounting principle                                     --            155             --
          Reduction in note receivable from affiliate in exchange
            for payment of interest                                         277            644             --
          Minority interest                                                 (47)          (468)           224
          Net changes in:
            Residential mortgage loans originated, purchased
              and sold, net and real estate owned                        (5,563)        32,733        (34,005)
            Restricted cash                                              (2,488)         2,495           (297)
            Loans to officers                                               826            827         (3,040)
            Other receivables                                               (86)           367           (395)
            Other assets                                                    303           (281)           139
            Drafts payable                                                 (606)        (3,402)         6,256
            Accounts payable and accrued expenses                          (122)          (989)         2,068
                                                                       --------       --------       --------
              Net cash provided by (used in) operating activities       (10,804)        27,721        (32,439)
                                                                       --------       --------       --------
Cash flows from investing activities:
     Construction loan repayments, net                                      522          6,135          3,626
     Note receivable from affiliate                                          --           (921)            --
     Acquisition of businesses, net of cash acquired                         --            (18)          (195)
     Sales of property and equipment                                         17             --             --
     Purchases of property and equipment                                    (94)           (95)          (437)
                                                                       --------       --------       --------
              Net cash provided by investing activities                     445          5,101          2,994
                                                                       --------       --------       --------
Cash flows from financing activities:
     Net borrowings under (repayments of) warehouse lines of
       credit                                                             8,416        (33,899)        24,115
     Borrowings on notes payable to affiliates                               --             --          1,300
     Principal payments on notes payable to affiliates                   (2,175)        (3,600)        (4,723)
     Payments received on notes receivable from affiliates                   --             --          1,300
     Issuance of stock of subsidiaries                                       --             --            598
                                                                       --------       --------       --------
             Net cash provided by (used in) financing activities          6,241        (37,499)        22,590
Cash provided by discontinued operations                                  2,919          5,128          5,843
                                                                       --------       --------       --------
Net increase (decrease) in cash and cash equivalents                     (1,199)           451         (1,012)
Cash and cash equivalents at beginning of year                            1,397            946          1,958
                                                                       --------       --------       --------
Cash and cash equivalents at end of year                               $    198       $  1,397       $    946
                                                                       ========       ========       ========


          See accompanying notes to consolidated financial statements.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) DESCRIPTION OF BUSINESS, BANKRUPTCY PROCEEDINGS AND DISCONTINUED OPERATIONS

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

        In July 1996, NAB acquired from CPS 84% percent of the outstanding voting common stock of Mortgage Portfolio Services, Inc. ("MPS") for a purchase price of $300,000. NAB also acquired $2.25 million of MPS preferred stock through conversion of debt to equity and contributed approximately $249,000 to the additional paid-in capital of MPS. The MPS preferred stock acquired by NAB provides cumulative dividends at a rate of 10% per annum and has liquidation preference over the MPS common stock equal to the purchase price of the MPS preferred stock plus any accrued and unpaid dividends.

        MPS is a mortgage banking company that specializes in the purchase, origination, sale and servicing of residential mortgage loans that do not meet traditional secondary market guidelines due to credit or employment history of the borrower, debt-to-income ratios, or the nature of the collateral.

        In August 1997, MPS acquired the fixed assets and employed the personnel of a single-family mortgage lending division of a Dallas based savings and loan. A premium totaling $413,000 was paid for the operation. The division, Pacific American Mortgage Company ("PAMCO") is engaged in mortgage lending, primarily conventional conforming, non-conforming and government insured mortgages (prime).

        Total accumulated amortization of the costs in excess of net assets acquired related to MPS and PAMCO totaled $754,000 and $542,000 at December 31, 2000 and 1999, respectively.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Proposed Transaction with Centex Financial Services, Inc.

        On March 16, 2001, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with CFS Financial Services, Inc. ("CFS") and Stanwich Financial Services Corp. ("SFSC"). Pursuant to the Stock Purchase Agreement, the Company agreed to issue to CFS a number of shares of common stock of the Company equal to 49.9% of the issued and outstanding post-redemption (as described below) common stock of the Company. These shares will be in addition to the 117,500 shares of common stock (2.31% of outstanding) of the Company currently owned by CFS. Under the Stock Purchase Agreement, at closing CFS will
(i) pay to a disbursing agent an amount (the "Closing Payment") equal to $0.125 (subject to certain negative adjustments not to exceed $50,000 in the aggregate) multiplied by the number of shares of common stock held by the Non-Principal Holders (the "Closing Payment"), and (ii) pay to the Company approximately $930,000 plus the amount of outstanding trade payables in order to fully satisfy other outstanding debts and claims of the Company. The Non-Principal Holders include all common shareholders of the Company other than CFS, Consumer Portfolio Services, Inc. ("CPS") and Greenhaven Associates, Inc. ("Greenhaven" and, together with CPS and CFS, the "Principal Holders").

        As part of the Stock Purchase Agreement, the Company has agreed to solicit acceptances of a prepackaged plan of reorganization (the "Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") from the Company's shareholders that encompasses the transactions described above. The Company has agreed to commence solicitation of these acceptances as soon as practicable following receipt of required Securities and Exchange Commission approvals. Once the Company has received the requisite consents necessary to satisfy applicable Bankruptcy Code requirements, the Company has agreed to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. Consummation of transactions contemplated by the Stock Purchase Agreement is contingent upon a number of conditions precedent, including, without limitation, approval of the Plan of Reorganization by the bankruptcy court.

        Upon approval of the Plan of Reorganization, the Company will, through a disbursing agent, redeem the shares held by the Non-Principal Holders by distributing a pro-rata portion of the Closing Payment to each of the Non-Principal Holders. Following the closing, the Principal Holders will retain the number of shares of common stock they currently hold. As a result of the transactions contemplated by the Stock Purchase Agreement, CFS will own a majority of the issued and outstanding common stock of the Company following the closing. See note 16.

Discontinued Operations

        In the third quarter of 1999 the Company elected to dispose of Construction Portfolio Funding, Inc. ("CPFI") and NAFCO, Inc. CPFI began operations in December 1997 and was engaged in the business of providing financing and servicing to residential homebuilders. NAFCO began operations in 1997 and was a lender to companies in the rent-to-own and rental purchase industries.

        Summarized assets and liabilities for the discontinued operations are as follows (in thousands):

                                                              December 31,
                                                         ---------------------
                                                          2000          1999
                                                         -------       -------
Loans receivable, net                                    $    --       $ 6,096
Other assets                                                 220            87
Line of credit                                                --        (2,914)
Other liabilities                                           (260)         (414)
                                                         -------       -------

Net assets (liabilities) of discontinued operations      $   (40)      $ 2,855
                                                         =======       =======

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Operating results of the discontinued operations are summarized as follows (in thousands):

                                                 Year ended December 31, 1999
                                                -------------------------------
                                                                   Period from
                                                                    January 1,
                                                  Period from      1999 to June
                                 Year ended     July 1, 1999 to      30, 1999          Year ended
                                 December 31,     December 31,     (measurement       December 31,
                                    2000             1999              date)              1998
                                 ------------   ---------------     ------------      ------------
Revenues                           $   127          $ 1,554           $ 2,124           $ 7,047
Expenses                               103            2,430             2,801             6,251
                                   -------          -------           -------           -------
Net
Earnings (loss)                    $    24          $  (876)          $  (677)          $   796
                                   =======          =======           =======           =======

        Revenues and expenses for the discontinued construction lending operation consisted primarily of interest income, interest expense and general and administrative expenses. Expenses in 1999 include $346,000 in costs relating to the disposition of loans and severance charges and $2,061,000 of loan losses.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The Company has two reportable segments, sub-prime and prime residential mortgage banking. The sub- prime mortgage banking segment originates residential mortgage loans to borrowers who are unable to obtain financing from conventional mortgage sources due to credit problems or income qualification issues. The prime mortgage banking segment originates conventional and government guaranteed or insured mortgage loans.

        The following is a description of significant accounting and financial reporting policies:

Basis of Presentation

        The consolidated financial statements include the accounts of NAB and its majority-owned subsidiaries, with all significant inter-company transactions being eliminated in consolidation.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Construction Loans Receivable

        Construction loans are carried at the outstanding principal balance net of unamortized purchase discount. The outstanding principal balance of construction loans is represented by the loan commitment amount net of the balance of construction loan advances unsettled. At the end of the interim construction phase, loans are modified, transferred to residential mortgage loans held for sale and subsequently sold to outside investors.

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

        The residual interests in the securitization of loans represent the sum of (1) the net interest receivable (NIR) which is the present value of the difference between the contractual interest rates on the loans and the rate paid to the buyer or bondholder using various assumptions and (2) the over-collateralization account which is the excess monthly cash flows, other than servicing revenues, that are required to be maintained with the trustee until certain over-collateralization levels are met. The residual interest is accounted for as a trading security and as such is recorded at its estimated fair value. The Company is not aware of an active market for the purchase or sale of the residual interests. Accordingly, the Company determines the estimated fair value of the residual interests by discounting the expected cash flows released from the trust (the cash out method) using a discount rate, which the Company believes is commensurate with the risks involved.

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

Costs in Excess of Net Assets Acquired

        Costs in net excess of net assets acquired, which represents the excess of purchase price over fair value of net assets acquired, are amortized on a straight-line basis over five years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the costs in excess of net assets acquired balance over its remaining life can be recovered through undiscounted future operating cash flows. The assessment of the recoverability of costs in excess of assets acquired will be impacted if estimated future operating cash flows are not achieved.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Drafts Payable

        The Company issues checks or initiates wire transfers in connection with the origination of its residential mortgage loans. Drafts payable represent checks or wire transfers on originated loans that have not been presented for payment to the bank. Upon presentment, the Company either funds the loans with operating cash or borrowings under its warehouse line of credit.

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

        The Company's gain on sale of loans conforms to the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 125 (SFAS
125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Under SFAS 125, a transfer of financial assets in which control is surrendered is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in the exchange. Liabilities and derivatives incurred or obtained by the transfer of financial assets are required to be measured at fair value, if practical. Also, servicing assets and other retained interests in the transferred assets must be measured by allocating the previous carrying value between the asset sold and the interest retained, if any, based on their relative fair values at the date of transfer. See "New Accounting Pronouncements" below.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Income Taxes

        Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. To the extent that current available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date.

Earnings (Loss) Per Share

        Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings
(loss) per share is computed based on the weighted average number of common shares and dilutive common share equivalents outstanding during the period. For the years ended December 31, 2000, 1999 and 1998 there were no dilutive common share equivalents.

Consolidated Statements of Cash Flows

        For purposes of reporting cash flows, cash and cash equivalents include cash in banks and interest bearing demand deposits.

Consolidated Statements of Cash Flows-Supplemental Disclosure (in thousands):

                                                              Year Ended December 31,
                                                       -------------------------------------
                                                        2000           1999           1998
                                                       -------        -------        -------
         Interest paid                                 $ 3,890        $ 7,267        $11,235
                                                       =======        =======        =======
         Taxes paid (received)                         $  (217)       $   354        $   163
                                                       =======        =======        =======
         Non-cash activities:
         Residential mortgage loans held for
         sale transferred to real estate owned         $ 1,313        $   898        $   566
                                                       =======        =======        =======
         Retirement of fully depreciated assets        $   142        $    --        $    --
                                                       =======        =======        =======
         Notes receivable exchanged for
         reduction in payable to affiliates            $    --        $    --        $ 1,600
                                                       =======        =======        =======

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

         Exchange of Loan to Officer for MPS
         common stock and termination of
         deferred compensation agreement
                  Loan to Officer                       $ 560         $--        $--
                  Interest receivable                      48          --         --
                  Accrued deferred compensation          (424)         --         --
                                                        -----         ---        ---
                  Charge to compensation expense        $ 184         $--        $--
                                                        =====         ===        ===

New Accounting Pronouncements

        Statement of Financial Accounting Standards No. 133 and No. 138 (SFAS 133 and 138), "Accounting for Derivative Instruments and Hedging Activities", requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133 and 138 require that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. The Company adopted SFAS 133 and 138 on January 1, 2001, and there was no impact on the consolidated financial statements.

        In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a Replacement of FASB Statement No. 125" (SFAS 140). This Statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. See note 4 for required disclosures.

(3) RESIDENTIAL MORTGAGE LOANS HELD FOR SALE

        Residential mortgage loans originated by the Company are fixed-rate or adjustable-rate, 15 to 30-year fully amortizing loans, secured by first and second liens on single-family residential properties. Loans held for sale were comprised of the following (in thousands):

                       December 31, 2000              December 31, 1999
                       ------------------             -------------------
                                 Weighted                        Weighted
                                  Average                         Average
                       Amount      Rate               Amount       Rate
                       ------    --------             -------    --------
   Adjustable-rate    $ 9,663     10.27%              $13,124      9.52%
   Fixed-rate          42,067      9.15%               32,551      8.96%
                      -------                         -------
                       51,730                          45,675
   Deferred loan
   fees (net)              98                             354
                      -------                         -------
                      $51,828                         $46,029
                      =======                         =======

        Escrow balances on mortgage loans held for sale are not included in the accompanying consolidated balance sheets and totaled $139,000 and $193,000 at December 31, 2000 and 1999, respectively.

(4) RESIDUAL INTEREST IN SECURITIZATION OF MORTGAGE LOANS

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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The performance of the loans underlying the security through December 31, 2000 is as follows:

                                     Fixed Rate           Adjustable Rate
                                   --------------         ---------------
Remaining Principal                $   17,131,000         $    6,794,000
Annualized prepayment rates                 13.86%                 27.09%
Cumulative losses                  $        1,000                     --
Delinquency percentages
  30-59 days                                 1.48%                  3.70%
  60-89 days                                  .20%                    --
  Over 90 days                                 --                     --
  Delinquent bankruptcies                    4.71%                  5.71%
  Loans in foreclosure                       2.47%                 12.89%
  Foreclosed loans                           1.85%                  4.31%
  Total delinquencies                       10.71%                 26.61%

        The Company purchased a mortgage pool insurance policy that covers all losses up to 5% of the initial pool balances. Claims for losses total $989,000 that has been paid to date by the insurer. Total remaining loss coverage under the pool insurance policy is $1,580,000. The fee for the insurance coverage is
 .52% annually of the unpaid principal of the loans.

        In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of an over-collateralization account held by the trust. The over-collateralization account is required by the servicing agreement to be maintained at 2.75% of the fixed rate balance and 4% of the adjustable rate balance of the securities, subject to certain minimum performance requirements relating to the loans in the security. One of these requirements is a delinquency (60 days or more) ratio that must be less than 10.50% on a six month rolling average basis. In December of 2000, the actual delinquency ratio exceeded 10.50%. As a result, the required levels of over-collateralization were increased to an amount equal to the principal balance of the loans that are 60 days or more delinquent. At December 31, 2000 that amount was $2,862,000. No cash will be released to the Company until the delinquency ratio declines to below 10.50% or the over-collateralization account exceeds the new required levels of over-collateralization. Based upon the projected decline in delinquencies the Company expects to resume receiving distributions in the third or fourth quarter of 2001. Cash released to the Company from the over-collateralization account in 2000 totaled $752,000. No cash had been released prior to the second quarter of 2000.

        At December 31, 2000 and 1999 the residual interests in the securitization consisted of the following:

                                         2000              1999
                                      ----------        ----------
NIR                                   $1,164,000        $1,978,000
Over-collateralization account         1,742,000         1,700,000
                                      ----------        ----------
                                      $2,906,000        $3,678,000
                                      ==========        ==========

        Escrow balances on securitized loans serviced by the Company are not included in the accompanying consolidated balance sheets and totaled $21,000 and $27,000 at December 31, 2000 and 1999, respectively.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The assumptions used in the valuation of the residual interests at December 31, 2000 and 1999 were as follows:

                                       December 31, 2000          December 31, 1999
                                   ------------------------   -------------------------
                                     Fixed       Adjustable      Fixed      Adjustable
                                   ----------    ----------   -----------  ------------
Discount rate                         12%           12%           12%           12%
Weighted average life              4.95 years    2.02 years    4.58 years   2.77 years
Prepayment speeds-ramp up to        20% CPR       70% CPR       17% CPR       35% CPR
Cumulative defaults                  12.50%        12.50%        15.50%       18.00%
Cumulative losses, net of losses
   covered by pool insurance          .25%          .25%          .62%         .71%

        At December 31, 2000, the sensitivity of the fair value of the residual interest to two adverse changes in each of the key assumptions was as follows (in thousands):

Carrying value of residual interest              $ 2,906
                                                 =======

Discount rate:
   Up 10% to 13.2%                               $  (102)
                                                 =======
   Up 20% to 14.4%                               $  (198)
                                                 =======

Prepayment speeds:
   Up 10% to ramp up to 22% CPR for fixed
     and 77% CPR for adjustable                  $  (117)
                                                 =======
   Up 20% to ramp up to 24% CPR for fixed
     and 84% CPR for adjustable                  $  (225)
                                                 =======

Cumulative losses:
   Up 10% to .275%                               $  (127)
                                                 =======
   Up 20% to .3%                                 $  (255)
                                                 =======

(5) PROPERTY AND EQUIPMENT, NET

        Property and equipment, stated at cost, consists of the following (in thousands):

                                            December 31,
                                       -----------------------
                                         2000            1999
                                       -------         -------
Furniture and Equipment                $ 1,007         $   905
Computer Equipment and Software            790             973
Accumulated Depreciation                (1,499)         (1,266)
                                       -------         -------
                                       $   298         $   612
                                       =======         =======

(6) REAL ESTATE OWNED

        Activity in the allowance for real estate losses consists of the following (in thousands):

                                                   Year ended December 31,
                                              ---------------------------------
                                              2000          1999          1998
                                              -----         -----         -----
Balance, beginning of year                    $ 440         $ 147         $  14
Increase in allowance for foreclosures          487           748           230
Charge-offs, net                               (421)         (455)          (97)
                                              -----         -----         -----
Balance, end of year                          $ 506         $ 440         $ 147
                                              =====         =====         =====

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

(7) WAREHOUSE LINE OF CREDIT

        MPS has a $55,000,000 line of credit agreement with a bank, of which $48,634,000 was outstanding at December 31, 2000. The credit agreement matures April 30, 2001 (see note 16) and requires monthly payments of principal and interest. The interest rate charged the Company is based upon a spread over the one month LIBOR rate plus 1.75% to 2.75%, as defined in the credit agreement. At December 31, 2000 the LIBOR was 6.68%. Generally, the Company must fund 2% of the mortgage loan amount and 10% of the outstanding balance of the construction loan. At December 31, 1999, MPS had an $80,000,000 line of credit agreement with a bank of which $40,218,000 was outstanding. The terms were similar to those in the current line-of-credit agreement. Outstanding amounts are collateralized by residential mortgage loans held for sale and construction loans. Fees paid in association with the line of credit have been capitalized and amortized over the life of the warehouse line of credit. The line of credit is guaranteed by NAB.

        As of December 31, 2000, MPS had not met its debt to tangible net worth covenant as established by the terms of the line-of-credit agreement. A 10 to 1 debt to tangible net worth ratio must be maintained to be in compliance. At December 31, 2000, MPS's debt to tangible net worth was 10.59 to 1. The covenant violation was due mostly to delays in loan purchases from one investor, which caused the warehouse liability account to be higher than expected. The credit agreement allows the MPS to cure any covenant violation within 30 days. As of January 31, 2001 the covenant violation was cured. In addition, the MPS obtained a waiver from the collateral agent to satisfy the temporary out of compliance condition.

(8) NOTES PAYABLE TO AFFILIATES

        Notes payable to affiliates were comprised of the following (in thousands):

                                                                                         December 31,
                                                                                     --------------------
                                                                                      2000          1999
                                                                                     ------        ------
Note payable to SFSC, unsecured, interest at 14% payable
monthly, due December 31, 2002                                                       $4,000        $   --

Note payable to SFSC, unsecured, interest at 14% payable
monthly, due December 31, 2002                                                        3,102            --

Note payable to SFSC, unsecured, interest at 13% payable
quarterly, principal due December 31, 2002, restructured March 2000                      --         4,000

Line of credit payable to SFSC, unsecured, interest at 16% payable quarterly,
payable in full on December 31, 2002, restructured March 2000                            --         3,500

Note payable to SFSC, unsecured, interest at 14% payable
quarterly, due December 31, 2002, restructured March 2000                                --           900

Note payable to SFSC, unsecured, interest at 13% payable
quarterly, due December 31, 2002, restructured March 2000                                --           877
                                                                                     ------        ------

                                                                                     $7,102        $9,277
                                                                                     ======        ======

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        On March 15, 2000 NAB entered into a Second Debt Restructure Agreement, effective March 7, 2000, with SFSC in which SFSC agreed to extend the maturity dates on the existing indebtedness to December 31, 2002 and combine the amounts outstanding that date into two notes. Additionally, SFSC agreed to defer monthly interest payments, at NAB's option, on the notes to March 31, 2001; provided that any deferred interest payment will bear interest at 14% per annum until paid. Beginning in March 2001, monthly principal payments of $100,000 are required in addition to monthly interest (and any deferred interest). At December 31, 2000 total interest due including deferred interest was $437,000. NAB has elected to defer interest since July 2000. Charles E. Bradley Sr., NAB's Chairman of the Board owns SFSC. NAB currently does not have the cash resources to make principal or interest payments under the notes.

        Principal repayments related to the notes payable to affiliates are as follows (in thousands):


Year ended December 31,
    2001        $  449
    2002         6,653
                ------
                $7,102
                ======

(9) ACCRUAL FOR INDEMNIFICATIONS

        The accrual for indemnifications is included in accounts payable and accrued expenses in the consolidated balance sheets. Activity in the accrual for indemnifications consisted of the following:

                                                     Year ended December 31,
                                             ---------------------------------------
                                              2000            1999            1998
                                             -------         -------         -------
        Balance, beginning of year           $   956         $   830         $   500
        Increase in accrual for loans sold
           and recoveries                        663           1,141           1,555
        Charge-offs, net                      (1,277)         (1,015)         (1,225)
                                             -------         -------         -------
        Balance, end of year                 $   342         $   956         $   830
                                             =======         =======         =======

(10) SHAREHOLDER AND OPTION AGREEMENTS

        In June 1996 the Board of Directors adopted the 1996 Incentive Stock Option Plan (the "Incentive Plan") and the 1996 Non-Employee Director Stock Option Plan (the "Director Plan" and, together with the Incentive Plan, the Option Plans). The Incentive Plan provided for, among other things, the grant to key employees of the Company options to purchase shares of NAB Common Stock. The Director Plan provided for, among other things, the grant of options to purchase shares of NAB Common Stock to directors of the Company who were not also employees of the Company.

        The Option Plans were not presented to the shareholders for approval. The Company currently has no employee or director stock option plans, and there are no currently outstanding stock options held by any employee or director.

        In April 1998, the board of directors authorized the Company to make payments to officers and directors in lieu of stock options that had been conditionally granted to them under the Option Plans. As a result, the Company recorded a charge of $108,000 in 1999 and $636,000 in 1998. No such charges were made in 2000.

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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        In June 1998, the Company, MPS and the executives entered into a Restructure Agreement, which terminated the options. In exchange for the termination of the options, the Company entered into a deferred compensation arrangement with the executives that requires the Company to pay annual installments of $1,121,000, $1,101,000 and $1,101,000 in the years 1999, 2000 and 2001, respectively, to the executives, as long as the executives continue employment with the Company. If an executive is terminated without cause all remaining amounts due under the deferred compensation arrangement become immediately payable.

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

        In April 2000, the Company and one of the executives agreed to terminate his deferred compensation agreement in exchange for full repayment of the note receivable and return of the executive's stock in MPS. The Company recorded a $184,000 charge to compensation expense as a result.

        Compensation expense totaling $1,197,000, $1,278,000 and $778,000 was recorded in the 2000, 1999 and 1998 financial statements, respectively as a result of these agreements.

(11) INCOME TAXES

        Total income taxes for the three years ended December 31, 2000 were allocated as follows (in thousands):

                                        Year ending December 31,
                                    --------------------------------
                                    2000          1999         1998
                                    -----         -----        -----
From continuing operations          $ (55)        $ 315        $ 166
From discontinued operations           --            75           18
                                    -----         -----        -----
                                    $ (55)        $ 390        $ 184
                                    =====         =====        =====

        Income taxes from continuing operations are comprised of the following (in thousands):

                                     Year ended December 31,
                             ---------------------------------------
                              2000            1999            1998
                             -------         -------         -------
Current
  Federal                    $     2         $   190         $    17
  State                         (245)            313             232

Deferred
  Federal                     (1,579)         (1,829)           (143)
  State                           (7)           (188)            (27)
                             -------         -------         -------
                              (1,829)         (1,514)             79
Increase in valuation
 allowance                     1,774           1,829              87
                             -------         -------         -------
                             $   (55)        $   315         $   166
                             =======         =======         =======

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The Company's tax expense (benefit) before cumulative effect of change in accounting principle differs from the amount determined by applying the statutory federal rate of 35% to loss from continuing operations before income taxes and cumulative effect of change in accounting principle as follows (in thousands):

                                                Year ended December 31,
                                        ---------------------------------------
                                         2000            1999            1998
                                        -------         -------         -------
Expense (benefit) at Federal            $(1,730)        $(1,586)        $  (164)
rate
Excess inclusion interest                     2             190              --
State taxes                                (164)            (81)            205
Other                                        63             (37)             38
Increase (decrease) in valuation
 allowance                                1,774           1,829              87
                                        -------         -------         -------

Expense (benefit) per accompanying
 statements of operations               $   (55)        $   315         $   166
                                        =======         =======         =======

        The components of the deferred taxes assets and liabilities are as follows (in thousands):

                                                       December 31,
                                                 -------------------------
                                                   2000             1999
                                                 --------         --------
Deferred tax assets:
Accrual for indemnifications                     $    130         $    351
Excess inclusion income                               248              338
Foreclosure allowance                                 336              212
Deferred compensation                                 120              138
Other                                                 123              185
Tax net operating loss carryforwards               67,649           65,855
                                                 --------         --------
  Deferred tax assets                              68,606           67,079
Valuation allowance                               (68,569)         (66,795)
                                                 --------         --------
  Deferred tax assets                                  37              284
Deferred tax liabilities:
Deferred loan costs                                   (37)             (64)
Other                                                  --              (32)
                                                 --------         --------
  Deferred tax liabilities                            (37)             (96)
                                                 --------         --------
Net deferred tax asset (included in
 other receivables)                              $     --         $    188
                                                 ========         ========


        Net Federal deferred tax assets on a consolidated basis totaled $68.6 million and $67.0 million at December 31, 2000 and 1999, respectively, with corresponding valuation allowances of $68.6 million and $66.8 million, respectively. No Federal deferred tax assets have been recognized in the 2000 or 1999 consolidated financial statements due to the fact that, based on the weight of available evidence, it is more likely than not that the deferred tax assets will not be realized.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        At December 31, 2000, for federal income tax purposes, the Company had regular tax and alternative minimum tax net operating loss carryforwards of approximately $193 million expiring as follows (in thousands):

           Year         Amount
           ----        --------
           2003        $ 51,214
           2004          42,120
           2005          28,004
           2006          11,091
           Thereafter    60,196
                       --------
                       $192,625
                       ========

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

        Commitments to originate mortgage loans are agreements to provide financing at a fixed or variable interest rate subject to specific terms and a customer's creditworthiness on a case-by-case basis. These commitments have fixed expiration dates and other termination clauses and may require payment of a fee. At December 31, 2000 and 1999 MPS had commitments to originate mortgage loans of approximately $11,733,000 and $14,793,000, respectively. These commitments do not necessarily represent future cash requirements, as some portion of the commitments will expire without being drawn upon or will be declined for credit or other reasons. At December 31, 2000 and 1999, MPS had no outstanding firm commitments to purchase loans. At January 1, 2001 MPS had a $50,000,000 commitment with a remaining balance of $4,084,000 to sell sub-prime loans to an institutional investor. On December 21, 2000, the commitment was extended to January 31, 2001 to allow for additional time to fill the remaining commitment balance. The remaining commitment balance was not fulfilled in January 2001; however, no fee was charged by the investor.

        MPS has entered into loan sale agreements with investors in the normal course of business that includes standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require MPS to repurchase loans previously sold. As of December 31, 2000 and 1999, MPS had repurchase requests outstanding of $177,000 and $1,248,000, respectively. MPS may in certain circumstances choose to indemnify the investor rather than repurchase the loan. In the opinion of management, the potential exposure related to loan sale agreements of MPS will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

        The Company's originations of conventional and government insured or guaranteed loans are sold to investors on a loan by loan basis. If the loan does not close within the allotted time period, the Company is under no further obligation to the investor.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        The Company has been named as a defendant in the following related lawsuits, all filed in or after December, 2000 in the Superior Court for Los Angeles County, California: Robert Schultz et al. vs. Stanwich Financial Services Corp., et al.; Jerry Walls, et al. vs. Stanwich Financial Services Corp., et al.; Martha Torbitt vs. Merrill Lynch Settlement Services, Inc. et al.; Robert A. Havlik, et al. vs. Morgan Stanley Dean Witter & Co., et al.; and Lawrence M. Gomes, et al. vs. Merrill Lynch Pierce Fenner & Smith Incorporated, et al. The plaintiffs in each of these suits, except the Schultz suit, are structured settlement payees to whom Stanwich Financial Services Corp. ("SFSC") is indebted. In addition to the Company, there are numerous defendants in these suits, including SFSC, Charles E. Bradley, Sr., Charles E. Bradley, Jr., several major financial institutions and certain others. All of these suits arise out of SFSC's default on certain payments to the payees. Although the claims made and the relief sought vary somewhat from suit to suit, in general (1) the suits allege breach of contract, breach of fiduciary duty, negligence, conversion, fraudulent conveyance, fraud and violations of certain statutes and (2) the relief sought includes compensatory and punitive damages, statutory penalties and attorneys' fees and costs. The plaintiffs in the Schultz suit, who are former owners of a predecessor of the SFSC business and current operators of a structured settlement business, also claim that their business and reputation has been damaged by SFSC's default in payments to the payees and seek damages for unfair competition. The Walls and Torbitt suits claim class action status, and the plaintiffs in the Schultz suit purport to sue on behalf of the payees. The plaintiffs' theory of liability against the Company in these suits is based on the allegations that the Company is the alter ego of SFSC and Mr. Bradley, Sr., who is the sole shareholder and director of SFSC and the Chairman of the Board of the Company, and that the Company participated in the actions and omissions alleged. The Company denies these allegations and intends to vigorously defend against these lawsuits.

        The Company is also subject to lawsuits that arise in the ordinary course of its business. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from existing and threatened lawsuits would not have a material adverse effect on the Company's consolidated financial position and results of operations.

        The Company conducts its business from leased facilities. Rent expense for continuing operations of approximately $1,360,000, $1,260,000 and $1,082,000 have been recorded for the years ended December 31, 2000, 1999 and 1998, respectively.

        At December 31, 2000, minimum rental commitments under all noncancelable leases with terms exceeding one year were as follows (in thousands):

        Year ending
        December 31,
        ------------
        2001          $  998
        2002             815
        2003             171
        2004              34
                      ------
                      $2,018
                      ======

(13) RELATED PARTY TRANSACTIONS

        On March 7, 2000, CPFI borrowed $500,000 from two officers of the Company. The notes were paid in July 2000. A renewal note was entered into in July 2000 for $185,000 with one of the officers and is included in net liabilities of discontinued operations in the accompanying consolidated balance sheet at December 31, 2000. The note bears interest at 14% and is due April 30, 2001. The note is secured by real estate owned by CPFI with a net book value of $213,000.

        In May 1999, the Company advanced SFSC $921,000 pursuant to a promissory note. As of December 31, 1999, the note had a balance of $277,000. This note was fully paid by SFSC in March 2000.

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

        Also see Note 8 for additional related party transactions.

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

        The estimated fair values of the Company's financial instruments are as follows:

                                                             December 31,
                                         ------------------------------------------------------
                                                 2000                           1999
                                         ------------------------      ------------------------
                                         Carrying                      Carrying
                                          Value        Fair Value        Value       Fair Value
                                         --------      ----------      --------      ----------
Financial assets:
   Construction loans                     $ 2,808        $ 2,808        $ 3,330        $ 3,330
   Residential mortgage loans held
     for sale                              51,828         52,485         46,029         46,888
   Residual interest in the
     securitization of mortgage loans       2,906          2,906          3,678          3,678
Financial liabilities:
   Warehouse line of credit                48,634         48,634         40,218         40,218
   Notes payable to affiliates              7,102          7,102          9,277          9,277

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

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        Warehouse line of credit: The fair value of the variable rate line of credit is equal to its carrying value as the variable rates are considered to be the market rates.

        Notes payable to affiliates: The carrying value reported in the consolidated balance sheets approximates fair value based upon current investor yield requirements for similar instruments.

(15) SEGMENT REPORTING

        The Company has two reportable segments, sub-prime and prime residential mortgage banking. The sub prime mortgage banking segment originates residential mortgage loans to borrowers who are unable to obtain financing from conventional mortgage sources due to credit problems or income qualification issues. The prime mortgage banking segment originates conventional and government guaranteed or insured mortgage loans. Both of the business segments operate within the U.S.

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

        Information concerning the operations of the segments is as follows (in thousands):

                                        Sub Prime          Prime
                                         Mortgage         Mortgage
                                         Banking           Banking          Total
                                        ---------         --------         --------
Year ended December 31, 2000
Revenues, other than interest            $  7,721         $  9,104         $ 16,825
Interest income                             1,983            2,054            4,037
Interest expense                            1,546            2,144            3,690
Depreciation and amortization                 283              311              594

Segment loss                               (3,401)             (56)          (3,457)

Segment assets (1)                             --               --           65,658

Expenditures for fixed assets (1)              --               --               94

                                        Sub Prime          Prime
                                         Mortgage         Mortgage
                                         Banking           Banking          Total
                                        ---------         --------        --------
Year ended December 31, 1999
Revenues, other than interest            $  8,062         $ 13,773        $ 21,835
Interest income                             2,601            2,556           5,157
Interest expense                            1,657            2,522           4,179
Depreciation and amortization                 488              346             834

Segment profit                             (4,179)           1,303          (2,876)

Segment assets (1)                             --               --          59,969

Expenditures for fixed assets (1)              --               --              95

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                         Sub Prime         Prime
                                         Mortgage         Mortgage
                                          Banking          Banking          Total
                                         ---------        ---------       --------
Year ended December 31, 1998
Revenues, other than interest             $ 11,630        $ 16,459        $ 28,089
Interest income                              3,797           3,175           6,972
Interest expense                             2,769           3,383           6,152
Depreciation and amortization                  403             264             667

Segment profit                                 119           2,637           2,756

Other non-cash items:
  Securitization of mortgage loans           3,248              --           3,248

Segment assets (1)                              --              --         100,680

Expenditures for fixed assets (1)               --              --             437

        (1) The Company has not disclosed separate asset information for the sub prime and prime mortgage segments because that information is not produced internally.

        The reconciliation of the segment information above to that as reported in the Consolidated Balance Sheets and Statements of Operations is as follows (in thousands):

                                                        2000             1999             1998
                                                      --------         --------         --------
Revenues
Total revenues for reportable segments                $ 20,862         $ 26,992         $ 35,061
Other revenues                                              85              218              615
                                                      --------         --------         --------

    Total consolidated revenues                       $ 20,947         $ 27,210         $ 35,676
                                                      ========         ========         ========

                                                        2000             1999             1998
                                                      --------         --------         --------
Interest Income
Total interest income for reportable segments         $  4,037         $  5,157         $  6,972
Unallocated interest income                                374              598            1,177
Net interest paid to corporate from segments              (289)            (380)            (562)
                                                      --------         --------         --------

Total consolidated interest income                    $  4,122         $  5,375         $  7,587
                                                      ========         ========         ========

                                                        2000             1999             1998
                                                      --------         --------         --------
Interest Expense
Total interest expense for reportable
  segments                                            $  3,690         $  4,179         $  6,152
Unallocated interest expense                             1,080            1,776            2,433
Net interest paid to corporate from segments              (289)            (380)            (562)
                                                      --------         --------         --------

Total consolidated interest expense                   $  4,481         $  5,575         $  8,023
                                                      ========         ========         ========

                                                        2000             1999             1998
                                                      --------         --------         --------
Earnings (loss)
Total segment profit (loss)                           $ (3,457)        $ (2,876)        $  2,756
Unallocated amounts:
  Interest expense                                      (1,080)          (1,776)          (2,433)
  Corporate income                                          85              218              615
  Corporate expenses                                      (772)          (1,259)          (1,910)
  Minority interest                                         47              468             (224)
  Net interest paid to corporate from segments             289              380              562
                                                      --------         --------         --------

Earnings (loss) from continuing
operations, before cumulative effect
of change in accounting principle                     $ (4,888)        $ (4,845)        $   (634)
                                                      ========         ========         ========

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

                                                              2000              1999              1998
                                                           ---------         ---------         ---------
Assets
Total assets for reportable segments                       $  65,658         $  59,969         $ 100,680
Elimination of corporate payables / receivables               (2,014)           (1,187)             (464)
Net assets (liabilities) of discontinued operations              (40)            2,855             9,536
Other assets                                                     980             2,769             3,565
                                                           ---------         ---------         ---------
    Total consolidated assets                              $  64,584         $  64,406         $ 113,317
                                                           =========         =========         =========

        During 2000, approximately $6,717,000 or 32% of the Company's revenues were as a result of loan sales to four customers. During 1999, approximately $9,469,000 or 35% of the Company's revenues were as a result of loan sales to three customers. During 1998 approximately $5,619,000 or 16% of the Company's revenues were the result of sub-prime loan sales to one customer.

        In the normal course of its business, the Company has concentrations of credit risk in its mortgage origination activities for loans originated in certain geographic areas. For the three years ended December 31, 2000 the Company originated a majority of the mortgage loans in Texas and California.

(16) SUBSEQUENT EVENTS AND GOING CONCERN

        The Company has suffered recurring losses from operations. In the third quarter of 1999 NAB elected to dispose of its investments in CPFI and NAFCO in order to reduce its debt to SFSC and to provide operating funds for NAB. The dispositions have been substantially completed.

        NAB's sole source of internally generated cash is from interest and tax sharing payments from MPS. No tax sharing payments are expected until MPS generates sufficient taxable income to offset its accumulated tax losses. Interest payments currently approximate $72,000 each quarter, less than the cash required by NAB to fund operating expenses as they currently exist.

        As discussed in Note 1, the Company has entered into a Stock Purchase Agreement with Centex Financial Services, Inc. The Company will as part of the Stock Purchase Agreement solicit acceptances of a prepackaged plan of reorganization (the "Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") from the Company's shareholders. The Company has agreed to commence solicitation of these acceptances as soon as practicable following receipt of required Securities and Exchange Commission approvals. Once the Company has received the requisite consents necessary to satisfy applicable Bankruptcy Code requirements, the Company has agreed to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. Consummation of transactions contemplated by the Stock Purchase Agreement is contingent upon a number of conditions precedent, including, without limitation, approval of the Plan of Reorganization by the bankruptcy court. It is anticipated that upon completion of the transactions contemplated, NAB will have sufficient funds to pay its creditors.

        Management has had no indication that the CFS transactions will not be completed as contemplated. If the CFS transactions do not occur the Company will be required to sell assets, operations or its investment in MPS to settle its obligations. Additionally, MPS's line of credit matures on April 30, 2001. Management has requested that the line of credit be extended or renewed to a date in 2001 that will allow the proposed transactions to be concluded. There can be no assurance that the lenders will extend or renew MPS's credit facility. As discussed below MPS has entered into a Master Mortgage Loan Purchase Agreement with Centex Credit Corporation. The agreement may be terminated upon 30 days notice. If the CFS transactions are not completed, it is expected that the CCC agreement would be terminated. If financing is unavailable the Company will be required to sell assets, operations or its investment in MPS to settle its obligations.

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

        On March 22, 2001, MPS entered into a Master Mortgage Loan Purchase Agreement with Centex Credit Corporation (CCC). The Agreement allows the Company to sell certain mortgage loans, based on product type, to CCC. The Company will assign the collateral, loan file and take out commitment from the investor to CCC, and CCC will fund a portion of the purchase price to the Company. Upon final payment from the investor, CCC will remit the remaining funds to the Company. In addition to the purchase price, the Company will receive interest at the rate stated in the mortgage loan less the Federal Funds rate plus 1.5%.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(17) PARENT COMPANY FINANCIAL STATEMENTS

                          BALANCE SHEETS (IN THOUSANDS)

                                                                            December 31,
                                                                      -------------------------
Assets                                                                  2000             1999
                                                                      --------         --------
Cash and cash equivalents                                             $     --         $     71
Loans to MPS officers                                                      827            2,213
Note receivable from MPS                                                 1,800            1,800
Note receivable from affiliate                                              --              277
Investment in discontinued operations                                       --            2,855
Investment in MPS                                                        5,179            6,637
Other assets                                                               168              251
                                                                      --------         --------
           Total assets                                               $  7,974         $ 14,104
                                                                      ========         ========

Liabilities and Shareholders' Equity (Deficit)

Liabilities:
Bank overdraft                                                        $     14         $     --
Notes payable to affiliates                                              7,102            9,277
Payable to MPS                                                           1,985            1,201
Payable to MPS officers                                                    441              860
Other accounts payable and accrued expenses                              1,210              720
Net liability of discontinued operations                                    40               --
                                                                      --------         --------
          Total liabilities                                             10,792           12,058
Shareholders' equity (deficit)                                          (2,818)           2,046
                                                                      --------         --------
          Total liabilities and shareholders' equity (deficit)        $  7,974         $ 14,104
                                                                      ========         ========

                     STATEMENTS OF OPERATIONS (IN THOUSANDS)

                                                          For the years ended December 31,
                                                      ---------------------------------------
                                                       2000            1999            1998
                                                      -------         -------         -------
Revenues:
  Interest income                                     $   374         $   597         $ 1,177
  Earnings (loss) from MPS                             (3,410)         (2,530)          2,532
  Earnings (loss) from discontinued operations             24          (1,553)            796
                                                      -------         -------         -------
       Total revenues (loss)                           (3,012)         (3,486)          4,505
                                                      -------         -------         -------

                     NAB ASSET CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Costs and expenses:
  Compensation and benefits                     260             585           1,316
  Interest expense-affiliates                 1,080           1,776           2,433
 General and administrative expenses            517             486             576
  Income taxes                                   (5)            220              18
                                            -------         -------         -------
       Total costs and expenses               1,852           3,067           4,343
                                            -------         -------         -------

Net earnings (loss)                         $(4,864)        $(6,553)        $   162
                                            =======         =======         =======

                     STATEMENTS OF CASH FLOWS (IN THOUSANDS)

                                                                          For the years ended December 31,
                                                                        2000            1999            1998
                                                                       -------         -------         -------
Cash flows from operating activities:
        Net earnings (loss)                                            $(4,864)        $(6,553)        $   162
        Discontinued operations                                            (24)          1,553            (796)
        Adjustments to reconcile net earnings (loss) to
          net cash used in operating activities:
        Undistributed earnings (loss) from MPS                           3,410           2,530          (2,532)
        Deferred compensation charge                                       184              --              --
        MPS intercompany tax (benefit) expense                            (755)           (562)          1,237
        Depreciation                                                         9             106             119
        Reduction in note receivable from affiliate in exchange
          for payment of interest                                          277             644              --
        Net changes in:
          Bank overdraft                                                    14              --              --
          Other assets                                                       9              24             134
          Payable to MPS                                                   784             884             559
          Payable to MPS officers                                            5             177             683
          Accounts payable and accrued expenses                            490             267            (138)
                                                                       -------         -------         -------
            Net cash used in operating activities                         (461)           (930)           (572)
                                                                       -------         -------         -------
Cash flows from investing activities:
     Repayments from (loans to) MPS                                         --           1,700              --
     Preferred stock dividend from MPS                                      --              --             463
     Proceeds from sale of property and equipment                           17              --              --
     Note receivable from affiliate                                         --            (921)             --
     Pushdown of deferred compensation liability                        (1,197)         (1,278)           (778)
     Acquisition of MPS preferred stock                                     --          (1,000)             --
     Repayments from (loans to) MPS officers                               826             827          (3,040)
                                                                       -------         -------         -------
            Net cash provided by (used in) investing activities           (354)           (672)         (3,355)
                                                                       -------         -------         -------
Cash flows from financing activities:
     Borrowings on notes payable to affiliates                              --              --           1,300
     Principal payments on notes payable to affiliates                  (2,175)         (3,600)         (4,723)
     Payments received on notes receivable from affiliates                  --              --           1,300
                                                                       -------         -------         -------
           Net cash used in financing activities                        (2,175)         (3,600)         (2,123)
     Cash provided by discontinued operations                            2,919           5,128           5,843
                                                                       -------         -------         -------
Net decrease in cash and cash equivalents                                  (71)            (74)           (207)
Cash and cash equivalents at beginning of year                              71             145             352
                                                                       -------         -------         -------
Cash and cash equivalents at end of year                               $    --         $    71         $   145
                                                                       =======         =======         =======


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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. INDEX TO FINANCIAL STATEMENTS

                                                                                         PAGE
        Independent Auditors' Report                                                      21
        Consolidated Balance Sheets as of December 31, 2000 and 1999                      22
        Consolidated Statements of Operations for the years ended
               December 31, 2000, 1999 and 1998                                           23
        Consolidated Statements of Shareholders' Equity (Deficit) for the years ended
               December 31, 2000, 1999 and 1998                                           24
        Consolidated Statements of Cash Flows for the years ended
               December 31, 2000, 1999 and 1998                                           25
        Notes to Consolidated Financial Statements                                        26

        FINANCIAL STATEMENT SCHEDULES

        None required as the information is either presented in the notes to the consolidated financial statements or is not applicable.

   3.  EXHIBITS

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

10.2 Amendment No.1 to Employment Agreement dated December 1, 1996 between James E. Hinton and Mortgage Portfolio Services, Inc. (Incorporated by reference to Exhibit 10.2 to Form 10K dated December 31, 1999)

10.3 Credit agreement between Mortgage Portfolio Services, Inc., and Bank United dated June 15, 1999 (Incorporated by reference to Exhibit 10.18 to Form 10Q dated June 30, 1999)

10.4 Separation Agreement dated as of June 4, 1999 between Registrant and Michael W. Caton effective as of July 15, 1999 (Incorporated by reference to Exhibit 10.19 to Form 10Q dated June 30, 1999)

10.5 Consulting and Finder's Agreement dated as of June 4, 1999 between Registrant and Caton Financial Services, Inc. effective as of July 15, 1999 (Incorporated by reference to Exhibit 10.20 to Form 10Q dated June 30, 1999)

10.6 $921,345 Promissory Note dated May 12, 1999 issued by SFSC to Registrant (Incorporated by reference to Exhibit 10.21 to Form 10Q dated June 30,
        1999) Paid in full

10.7 Credit Agreement between Mortgage Portfolio Services, Inc. and Bank United dated June 15, 1999 (incorporated by reference to Exhibit 10.19 to Form 10Q dated June 30, 1999)

10.8 First Amendment to Credit Agreement between Mortgage Portfolio Services, Inc., and Bank United dated June 15, 1999 (Incorporated by reference to
        Exhibit 10.22 to Form 10Q dated September 30, 1999)

10.9 Eighth Amendment to Warehousing Credit and Security Agreement and Amendment of Promissory Note dated February 1, 2000 between Construction Portfolio Funding, Inc. and Bank United (Incorporated by reference to
        Exhibit 10.18 to Form 10K dated December 31, 1999)

10.10 $300,000 Promissory Note from Construction Portfolio Funding, Inc. to James E. Hinton dated March 7, 2000 (Incorporated by reference to
        Exhibit 10.19 to Form 10K dated December 31, 1999)

10.11 Pledge Agreement dated as of March 7, 2000 made by Construction Portfolio Funding, Inc. in favor of James E. Hinton (Incorporated by reference to Exhibit 10.20 to Form 10K dated December 31, 1999)

10.12 $200,000 Promissory Note from Construction Portfolio Funding, Inc. to Alan Ferree dated March 7, 2000 (Incorporated by reference to Exhibit
        10.21 to Form 10K dated December 31, 1999)

10.13 Pledge Agreement dated as of March 7, 2000 made by Construction Portfolio Funding, Inc. in favor of Alan Ferree (Incorporated by reference to Exhibit 10.22 to Form 10K dated December 31, 1999)

10.14 Second Debt Restructure Agreement dated March 15, 2000 (effective March 7, 2000) between SFSC and the Registrant (Incorporated by reference to
        Exhibit 10.23 to Form 10K dated December 31, 1999)

10.15   $4,000,000 Promissory Note issued March 15, 2000 (effective March 7,
        2000) between SFSC and the Registrant (Incorporated by reference to
        Exhibit 10.24 to Form 10K dated December 31, 1999)

10.16   $3,553,169.20 Promissory Note issued March 15, 2000 (effective March 7,
        2000) between SFSC and the Registrant (Incorporated by reference to
        Exhibit 10.25 to Form 10K dated December 31, 1999)

10.17 Subordination Agreement dated as of March 15, 2000 between SFSC the Registrant and Bank United (Incorporated by reference to Exhibit 10.26 to Form 10K dated December 31, 1999)

10.18 Second Amendment to Credit Agreement dated January 31, 2000 by and among MPS, the Registrant and Bank United (Incorporated by reference to Exhibit 10.27 to Form 10K dated December 31, 1999)

10.19 Amended and Restated Warehousing Credit and Security Agreement dated August 28, 2000 by and among MPS, the Registrant and Bank United (Incorporated by reference to Exhibit 10.28 to Form 10Q dated September 30, 2000)

10.20 First Amendment to the Amended and Restated Credit Agreement dated October 15, 2000 by and among MPS, the Registrant and Bank United (Incorporated by reference to Exhibit 10.29 to Form 10Q dated September 30, 2000)

10.21 Second Amendment to the Amended and Restated Credit Agreement dated November 13, 2000 by and among MPS, the Registrant and Bank United (Incorporated by reference to Exhibit 10.30 to Form 10Q dated September 30, 2000)

10.22 Stock Purchase Agreement between Registrant, Stanwich Financial Services Corp., and Centex Financial Services, Inc. dated March 16, 2001 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 16,
        2001)

21.1    Subsidiaries of the registrant.


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


          Signature                          Title                        Date
          ---------                          -----                        ----
                                     Chairman of the Board            April 10, 2001
/s/  Charles E. Bradley, Sr.         Chief Executive Officer
------------------------------       (Principal Executive
     Charles E. Bradley, Sr.         Officer)

                                     Senior Vice President            April 10, 2001
/s/  Alan Ferree                     Chief Financial Officer
------------------------------       (Principal Financial
     Alan Ferree                     Officer)

/s/  Charles E. Bradley, Jr.         Director                         April 10, 2001
------------------------------
     Charles E. Bradley, Jr.

/s/  James B. Gardner                Director                         April 10, 2001
------------------------------
     James B. Gardner

/s/  Jeffrey W. Kramer               Director                         April 10, 2001
------------------------------
     Jeffrey W. Kramer

/s/  James Hinton                    Director and President of        April 10, 2001
------------------------------       Mortgage Portfolio
     James Hinton                    Services, Inc.

                                 EXHIBIT INDEX

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

10.2 Amendment No.1 to Employment Agreement dated December 1, 1996 between James E. Hinton and Mortgage Portfolio Services, Inc. (Incorporated by reference to Exhibit 10.2 to Form 10K dated December 31, 1999)

10.3 Credit agreement between Mortgage Portfolio Services, Inc., and Bank United dated June 15, 1999 (Incorporated by reference to Exhibit 10.18 to Form 10Q dated June 30, 1999)

10.4 Separation Agreement dated as of June 4, 1999 between Registrant and Michael W. Caton effective as of July 15, 1999 (Incorporated by reference to Exhibit 10.19 to Form 10Q dated June 30, 1999)

10.5 Consulting and Finder's Agreement dated as of June 4, 1999 between Registrant and Caton Financial Services, Inc. effective as of July 15, 1999 (Incorporated by reference to Exhibit 10.20 to Form 10Q dated June 30, 1999)

10.6 $921,345 Promissory Note dated May 12, 1999 issued by SFSC to Registrant (Incorporated by reference to Exhibit 10.21 to Form 10Q dated June 30,
        1999) Paid in full

10.7 Credit Agreement between Mortgage Portfolio Services, Inc. and Bank United dated June 15, 1999 (incorporated by reference to Exhibit 10.19 to Form 10Q dated June 30, 1999)

10.8 First Amendment to Credit Agreement between Mortgage Portfolio Services, Inc., and Bank United dated June 15, 1999 (Incorporated by reference to
        Exhibit 10.22 to Form 10Q dated September 30, 1999)

10.9 Eighth Amendment to Warehousing Credit and Security Agreement and Amendment of Promissory Note dated February 1, 2000 between Construction Portfolio Funding, Inc. and Bank United (Incorporated by reference to
        Exhibit 10.18 to Form 10K dated December 31, 1999)

10.10 $300,000 Promissory Note from Construction Portfolio Funding, Inc. to James E. Hinton dated March 7, 2000 (Incorporated by reference to
        Exhibit 10.19 to Form 10K dated December 31, 1999)

10.11 Pledge Agreement dated as of March 7, 2000 made by Construction Portfolio Funding, Inc. in favor of James E. Hinton (Incorporated by reference to Exhibit 10.20 to Form 10K dated December 31, 1999)

10.12 $200,000 Promissory Note from Construction Portfolio Funding, Inc. to Alan Ferree dated March 7, 2000 (Incorporated by reference to Exhibit
        10.21 to Form 10K dated December 31, 1999)

10.13 Pledge Agreement dated as of March 7, 2000 made by Construction Portfolio Funding, Inc. in favor of Alan Ferree (Incorporated by reference to Exhibit 10.22 to Form 10K dated December 31, 1999)

10.14 Second Debt Restructure Agreement dated March 15, 2000 (effective March 7, 2000) between SFSC and the Registrant (Incorporated by reference to
        Exhibit 10.23 to Form 10K dated December 31, 1999)

10.15   $4,000,000 Promissory Note issued March 15, 2000 (effective March 7,
        2000) between SFSC and the Registrant (Incorporated by reference to
        Exhibit 10.24 to Form 10K dated December 31, 1999)

10.16   $3,553,169.20 Promissory Note issued March 15, 2000 (effective March 7,
        2000) between SFSC and the Registrant (Incorporated by reference to
        Exhibit 10.25 to Form 10K dated December 31, 1999)

10.17 Subordination Agreement dated as of March 15, 2000 between SFSC the Registrant and Bank United (Incorporated by reference to Exhibit 10.26 to Form 10K dated December 31, 1999)

10.18 Second Amendment to Credit Agreement dated January 31, 2000 by and among MPS, the Registrant and Bank United (Incorporated by reference to Exhibit 10.27 to Form 10K dated December 31, 1999)

10.19 Amended and Restated Warehousing Credit and Security Agreement dated August 28, 2000 by and among MPS, the Registrant and Bank United (Incorporated by reference to Exhibit 10.28 to Form 10Q dated September 30, 2000)

10.20 First Amendment to the Amended and Restated Credit Agreement dated October 15, 2000 by and among MPS, the Registrant and Bank United (Incorporated by reference to Exhibit 10.29 to Form 10Q dated September 30, 2000)

10.21 Second Amendment to the Amended and Restated Credit Agreement dated November 13, 2000 by and among MPS, the Registrant and Bank United (Incorporated by reference to Exhibit 10.30 to Form 10Q dated September 30, 2000)

10.22 Stock Purchase Agreement between Registrant, Stanwich Financial Services Corp., and Centex Financial Services, Inc. dated March 16, 2001 (Incorporated by reference to Exhibit 10.1 to Form 8-K dated March 16,
        2001)

21.1    Subsidiaries of the registrant.