Form 10-K405/A
period 2000-12-31
NAB ASSET CORP
filed 2001-04-27
CIK 873458

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

                         Commission file number 0-19391

                              NAB ASSET CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Texas                                     76-0332056
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)


     4144 N. Central Expressway,
            Suite 200,
            Dallas, TX                                       75204
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
Yes [X]    No    .
    ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 17, 2001 was $255,000 based upon the closing price as of such date.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

         Title of Class                       Outstanding at April 17, 2001
         --------------                       -----------------------------
         Common Stock                                  5,091,300

NAB Asset Corporation ("NAB" or the "Company") hereby amends its Annual Report on Form 10K for the year ended December 31, 2000 by the addition of items 10, 11, 12 and 13 as set forth below.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

Directors and Executive Officers

                                                      BUSINESS EXPERIENCE DURING
       NAME                 AGE                            PAST FIVE YEARS
-----------------------     ---    ----------------------------------------------------------------
Charles E. Bradley, Sr.     71     Chairman of the Board, Chief Executive Officer and director of
                                   NAB since June 1996. Chairman of the Board of Consumer Portfolio
                                   Services, Inc. ("CPS") since its formation in March 1991.
                                   Chairman of the Board of Chatwins Group, Inc. from 1988 to March
                                   2000. One of the founders of Stanwich Partners, Inc.
                                   ("Stanwich"), a Connecticut investment firm that acquires
                                   controlling interest in companies in conjunction with the
                                   existing operating management of such companies, and has been
                                   President, Director and a shareholder of that company since its formation in 1982. Director of Reunion Industries, Inc. since
                                   June 1995 and president from October 1995 to March 2000. Director of DeVlieg-Bullard, Inc., Sanitas, Inc. and Texon Energy
                                   Corporation, all three of which are inactive. Father of Charles
                                   E. Bradley, Jr.

Charles E. Bradley, Jr.     41     President and Director of CPS since its formation in March 1991.
                                   In January 1992, appointed Chief Executive Officer of CPS.
                                   Director of Texon Energy Corporation and Thomas Nix Distributor,
                                   Inc. Son of Charles E. Bradley, Sr. Director of NAB since June
                                   1996.

James B. Gardner            66     Managing Director of Service Asset Management Company since May
                                   1994. Director of Century Telephone Enterprises, Inc., and Ennis
                                   Business Forms, Inc. Director of NAB since November 1996.

Jeffrey W. Kramer           36     Director of the commercial bank and securities units of West LB.
                                   Vice President of Rothschild Inc. from May 1999 to November 2000.
                                   Vice President of Nomura Securities International, Inc. from
                                   April 1998 to May 1999. Director of Black Diamond Advisors, Inc.,
                                   from March 1996 to March 1998. From 1987 to 1996 served in various capacities in the asset finance group at Financial
                                   Security Assurance, Inc. Director of NAB since February 1998.

James Hinton                50     President of Mortgage Portfolio Services, Inc. ("MPS") since
                                   April 1996. From 1992 to 1996 he served as Executive Vice
                                   President in charge of the mortgage banking division of Pacific
                                   Southwest Bank in Dallas, Texas. Director of NAB since January
                                   2000.

Alan Ferree                 42     Senior Vice-President, Chief Financial Officer and Secretary of
                                   NAB since January 1997. From 1995 to 1996 he served as Senior
                                   Vice President of Pacific Southwest Bank in Dallas, Texas.

Bankruptcy Proceedings

     Mr. Bradley, Sr. is chairman of the board of directors of DeVlieg-Bullard, Inc. On July 15, 1999, DeVlieg-Bullard, Inc. filed a voluntary petition in the United States bankruptcy court for the northern district of Ohio for reorganization under chapter 11 of the United States bankruptcy code. Mr. Bradley, Jr. is chairman of the board of members and chief executive officer of LINC Acceptance Company, LLC.

LINC Acceptance Company is a majority-owned subsidiary of Consumer Portfolio Services, Inc., which engaged in the business of purchasing retail motor vehicle installment purchase contracts. On October 29, 1999, three former employees of LINC Acceptance Company filed an involuntary petition in the United States bankruptcy court for the district of Connecticut seeking LINC Acceptance Company's liquidation under chapter 7 of the bankruptcy code.

Board and Committee Meetings

     The board of directors met two times during the 2000 fiscal year. Standing committees of the board include an audit committee and a compensation committee, both of which met concurrently with the board of directors during the period. The audit committee met one additional time.

     The audit committee is comprised of Messrs. Gardner (Chairman) and Kramer, each of whom are non-employee directors. The committee addresses matters which include, among other things, (1) making recommendations to the board regarding engagement of independent auditors, (2) reviewing with financial management the plans for, and results of, the independent audit engagement, (3) reviewing the adequacy of the system of internal accounting controls and (4) reviewing legal and regulatory matters that may have a material impact on the financial statements.

     The compensation committee is comprised of Messrs. Gardner (Chairman) and Kramer. All members are non-employee directors. The committee's primary functions are to determine remuneration policies applicable to the executive officers and to determine the bases of the compensation of the chief executive officer, including the factors and criteria on which such compensation is to be based.

     During the last fiscal year, each incumbent director other than Mr. Bradley, Jr. attended all meetings of the Board of Directors and all meetings of committees of the Board on which he served. Mr. Bradley, Jr. attended one meeting during the fiscal year.

Report of the Audit Committee

     In accordance with the Audit Committee Charter, adopted by the Board of Directors, the Audit Committee reviewed and discussed the Company's audited consolidated financial statements for the year ended December 31, 2000 with management and KPMG LLP ("KPMG"), the Company's auditors. The Audit Committee reviewed and discussed with KPMG all matters required by auditing standards generally accepted in the United States of America, including Codification of Statements on Auditing Standards No. 61. The Audit Committee received the written disclosures and the letter from KPMG required by Independence Standards Board No. 1, Independence Discussion with Audit Committees, and discussed with KPMG any relationships that might impair the firm's independence from management and the Company and satisfied itself as to KPMG's independence.

     Based upon these reviews and discussions, the Audit Committee recommended to the Board of Directors that the Company's audited consolidated financial statements be included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission.


THE AUDIT COMMITTEE

James B. Gardner
Jeffrey W. Kramer

Audit Fees and All Other Fees

     The following sets forth the aggregate fees billed to the Company for the year ended December 31, 2000 by KPMG.

                               Fees Billed By KPMG

           Category                                       Amount
           --------                                      --------
           Audit Fees(1)                                 $125,000
           Tax Consultation(2)                           $ 44,000

---------------
(1) Includes those fees for professional services rendered for the audit of the consolidated financial statements relating to the year ended December 31, 2000 and the reviews of the consolidated financial statements included in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission during 2000.

(2) The Audit Committee has considered whether the provision of these services is compatible with maintaining KPMG's independence.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and holders of more than 10% of the Company's Common Stock to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Such officers, directors and 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on its review of such forms that it received, or written representations from reporting persons that no Forms 4 or 5 were required for such person, the Company believes that, during fiscal 2000, the Section 16(a) filing requirements under Section 16(a) of the Exchange Act were satisfied on a timely basis.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth all compensation earned during 1998, 1999 and 2000 by the Company's Chief Executive Officer, all other persons who are or may be deemed to be current executive officers and the former president of the Company.

                                                         Long Term
                                                        Compensation
                                                           Awards
                               Annual Compensation       Securities            All Other
                            -------------------------    Underlying         Compensation($)
                            Fiscal Year     Salary($)      Options            (1)(2)(3)(4)
                            -----------     ---------   ------------        ---------------
Charles E. Bradley, Sr.        2000          125,000         --                     --
Chairman of the Board          1999           36,458         --                     --
and Chief Executive            1998          121,873         --                     --
Officer

Alan Ferree                    2000          148,000         --                     --
Senior Vice President          1999          142,750         --                 25,000
And Chief Financial            1998          130,000         --                 25,000
Officer

James Hinton                   2000          192,500         --                448,933
Director, President of         1999          171,428         --                448,933
Mortgage Portfolio             1998          225,000         --                  6,600
Services, Inc.

Michael W. Caton               1999           90,951         --                113,247
Former President and           1998          210,000         --                270,600
Director

--------------
(1)  Includes car allowances.

(2) Mr. Caton resigned effective July 1999. A firm of which he is an affiliate is currently paid $15,150 monthly by the Company for consulting services. See Employment and Other Compensation Agreements.

(3) Mr. Hinton is party to a deferred compensation arrangement as settlement for a prior stock option incentive agreement terminated in 1998. See Employment and Other Compensation Agreements.

(4)  Includes amounts paid under the terminated stock option plan.

Termination of Stock Option Plans

     In June 1996, the board of directors adopted, subject to shareholder approval, the 1996 Incentive Stock Option Plan, referred to as the "incentive plan" and the 1996 Non-Employee Director Stock Option Plan, referred to as the "director plan." The incentive plan provided for, among other things, the grant of options to key employees to purchase shares of the Company's common stock. The director plan provided for, among other things, the grant of options to purchase shares of the Company's common stock to directors who were not employees.

     In September 1997, the board of directors terminated the incentive plan and the director plan, and, by agreement with the optionees, terminated all outstanding options under both plans. Accordingly, currently there are no employee or director stock option plans, and there are no currently outstanding stock options held by any employee or director.

     In April 1998, the board of directors authorized payments to present or former directors and executive officers that held such options, as compensation in lieu of the options. In each case, the amount of the payment was determined by multiplying the number of shares subject to the option by the amount by which $5.00 exceeded the applicable per share option exercise price. At December 31, 2000 all required compensation payments had been satisfied, except for Mr. Ferree who is due $25,000 for his 2000 compensation payment.

     Amounts paid to the executive officers named above resulting from the terminated plan were as follows:

            Mr. Caton                   1998                 $274,000

            Mr. Ferree                  1999                 $ 25,000
                                        1998                 $ 25,000

Employment and other Compensation Agreements

     Mr. Hinton previously had an employment agreement with Mortgage Portfolio Services, pursuant to which he served as president and chief executive officer of Mortgage Portfolio Services for a salary of $275,000 per year. Under the agreement, he received a car allowance of $550 per month and was eligible to receive an annual bonus at the discretion of the board of directors of Mortgage Portfolio Services. The agreement expired on March 18, 2001 and has not been renewed. In 1999, Mr. Hinton elected to take no salary for three months. In 2000, Mr. Hinton voluntarily reduced his annual compensation by $82,500.

     In 1997, the Company entered into agreements with the executives of Mortgage Portfolio Services, including Mr. Hinton that granted options to the executives, exercisable only if certain conditions are satisfied, to acquire up to 20% of the authorized common shares of Mortgage Portfolio Services. The number of shares to be issued pursuant to the agreements was dependent upon several factors, including the future earnings and value of Mortgage Portfolio Services. Mr. Hinton's potential ownership was 37.5% of the 20%.

     On June 26, 1998 the Company entered into a restructure agreement with Mortgage Portfolio Services and the executives which terminated the options. Mr. Hinton, in exchange for the termination of the options, entered into a deferred compensation arrangement that requires the Company to pay annual installments of $442,000, $422,000 and $422,000 over the three-year period beginning June 26, 1999, as long as Mr. Hinton continues employment with Mortgage Portfolio Services. If Mr. Hinton is terminated without cause all remaining amounts due under the deferred compensation arrangement become immediately due to Mr. Hinton.

     The Company also granted loans to the executives, in which Mr. Hinton received $1,200,000, which are repayable in three equal annual installments, plus interest at 5.7% per annum, beginning June 30, 1999. The loans are secured by the Mortgage Portfolio Services stock that each executive owns. If Mr. Hinton terminates his employment with Mortgage Portfolio Services for any reason prior to the end of the three-year period, all remaining amounts under the note become immediately payable.

     In June 1999, Mr. Caton resigned his position as president. The Company entered into a consulting arrangement with Caton Financial Services, Inc., a company controlled by Mr. Caton, that expires in December 2002. During that period Caton Financial Services will, upon request, provide consulting services to the Company on acquisitions and dispositions of business investments, debt financing and other organizational matters. Caton Financial Services is being paid a monthly consulting retainer of $15,150. In addition, Caton Financial Services may earn fees in respect of certain transactions completed by the Company, if initiated by Caton Financial Services. The retainer paid to the date of any such transaction or transactions will offset amounts otherwise due.

     In connection with Mr. Caton's resignation, the Company repurchased Mr. Caton's stock ownership in two of the Company's subsidiaries. The purchase price totaled $108,000, of which $53,000 is payable in equal monthly installments of $1,300 to December 2002.

Director Compensation

     Directors who are officers or employees do not receive any additional compensation for serving as directors or as members of committees of the board of directors. Directors who are not officers or employees each receive an annual retainer of $15,000 and a fee of $750 for each meeting of the board of directors or committee of the board which he attends. Directors are reimbursed for out-of-pocket costs incurred in connection with attending meetings.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

     During the last fiscal year, the compensation committee was composed of Messrs. Gardner and Kramer. Neither of these persons at any time has been an officer or employee of the Company or any of its subsidiaries. In addition, there are no relationships among our executive officers, members of the compensation committee or entities whose executives serve on our board or the compensation committee that require disclosure under applicable regulations promulgated by the Securities and Exchange Commission.

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

     To achieve its compensation objectives, NAB has structured an executive compensation program using a combination of short-term and long-term elements:
(i) annual salary, (ii) annual bonus, and (iii) if warranted, long-term contingent performance bonuses. In addition, the executive officers of NAB are eligible to receive other benefits such as medical benefits, which are generally available to employees of NAB and its subsidiaries.

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

o bonus payments should vary with the individual's performance and NAB's financial performance; and

CEO Compensation

     NAB's current Chief Executive Officer (Mr. Bradley, Sr.) currently receives a salary at the rate of $125,000 per year. Due to the continued losses of the Company since 1998, the compensation of the Chief executive officer has remained unchanged since 1998 and no bonuses have been paid. During 2000 he did not participate in any employee benefit programs of NAB. There is currently no long-term incentive compensation program at NAB.

THE COMPENSATION COMMITTEE

James B. Gardner
Jeffrey W. Kramer

Company Stock Performance

     The following graph shows a comparison, for the period June 6, 1996 through December 31, 2000, of the cumulative total return for the Company as compared to the NASDAQ Composite Index and the NASDAQ Financial Industry Index. Prior to June 6, 1996 the Company was engaged in a business (real estate ownership and management) which is unrelated to its current business (financial services). Further, the Company's management changed completely on June 6, 1996, as part of a reorganization. The Company believes therefore that a comparison covering the period prior to June 6, 1996 would not be meaningful and could be misleading.

  Comparison of Cumulative Total Return of Company, Peer Group and Broad Market


Company/Index/Market            6/6/96     6/30/96     9/30/96    12/31/96     3/31/97
--------------------           -------    --------    --------    --------    --------
NAB Asset Corporation              100      132.11      132.11      227.53      176.15
NASDAQ Financial                   100       99.53      108.79      121.86      126.66
NASDAQ Composite                   100       96.23      100.04      105.24       99.52

                               6/30/97     9/30/97    12/31/97     3/31/98     6/30/98
                               -------    --------    --------    --------    --------
NAB Asset Corporation           154.13      146.79      121.10      190.83      139.45
NASDAQ Financial                147.73      172.36      190.95      197.87      192.61
NASDAQ Composite                118.05      138.19      128.81      151.14      155.35

                               9/30/98    12/31/98     3/31/99     6/30/99     9/30/99
                               -------    --------    --------    --------    --------
NAB Asset Corporation           102.75       88.07       66.06       47.71       22.02
NASDAQ Financial                158.92      185.67      179.34      193.95      162.51
NASDAQ Composite                139.21      180.63      202.80      221.27      226.38

                              12/31/99     3/31/00     6/30/00     9/30/00    12/31/00
                               -------    --------    --------    --------    --------
NAB Asset Corporation            14.68       12.85        7.34        5.51         .92
NASDAQ Financial                169.03      159.43      145.00      176.20      187.63
NASDAQ Composite                335.74      376.96      327.33      303.14      202.90

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the number and percentage of shares of NAB Common Stock (its only class of voting securities) owned beneficially as of April 17, 2001 (i) by each person known to the Company to own beneficially more than 5% of the outstanding Common Stock, (ii) by each director and executive officer of the Company, and (iii) by all directors and executive officers of the Company as a group. The table also sets forth the business address of each such 5% beneficial owner. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned.

                                                                      Percent of Class
   Name and Address                     Number of Shares Owned       Beneficially Owned
--------------------------              ----------------------       ------------------
Charles E. Bradley, Jr.                      1,934,706(1)                   38.00%
c/o Consumer Portfolio Services, Inc.
16355 Laguna Canyon Road
Irvine, CA 92618

Charles E. Bradley, Sr.                      1,934,706(1)                   38.00%
c/o Stanwich Partners, Inc.
One Stamford Landing
62 Southfield Avenue
Stanford, CT 06902

James B. Gardner **                                500                          *

Jeffrey W. Kramer **                                --                          *

Alan Ferree **                                  10,400                          *

James E. Hinton **                               2,100                          *

All officers and directors as a group
(six persons)                                1,947,706(2)                   38.26%

Consumer Portfolio Services, Inc.            1,934,706                      38.00%
16355 Laguna Canyon Road
Irvine, CA 92618

Greenhaven Associates, Inc.                    405,300(3)                    8.21%
Three Manhattanville Road
Purchase, N.Y. 10577

Central National-Gottesman, Inc., et al        339,825(4)                    6.67%
Three Manhattanville Road
Purchase, N.Y. 10577

----------------
 *   Indicates less than 1%

 ** The address for these individuals is 4144 North Central Expressway, Dallas, Texas, 75204

(1) These shares are owned by Consumer Portfolio Services, Inc. ("CPS"). The named individual may be deemed to be a beneficial owner of such shares because he is an affiliate of CPS.

(2)  Includes the shares as to which note (1), above, applies.

(3) Greenhaven Associates, Inc. ("Greenhaven"), an investment adviser under the Investment Advisers Act of 1940 that is owned and controlled by Edgar Wachenheim, III, has sole voting and investment power with respect to 110,400 such shares and shared investment power with respect to 294,900 such shares held in other customers' accounts managed by Greenhaven. No such client has an interest that relates to more than 5% of the outstanding shares of Common Stock. The above information is based upon information contained in Amendment No. 9 to a Schedule 13G dated January 3, 2001, filed with the SEC by Greenhaven.

(4) The following entities and individuals have filed with the SEC a joint Amendment No. 3 to Schedule 13G dated January 30, 1997 as to these shares:
     Central National Gottesman, Inc., Asgot Securities, Inc., Central National Gottesman Profit Sharing Trust, Sue and Edgar Wachenheim Foundation, Cenwac Securities, Inc., Cenro Corporation, Sejak Corporation, Edgar Wachenheim III, James G. Wallach, Kate W. Cassidy, Kenneth L. Wallach and Mary & James
     G. Wallach Foundation. The filing states that all persons and entities making the filing have shared power to vote and dispose of the shares covered by such filing, except that Mr. Wachenheim has sole power to vote and dispose of 21,375 of such shares.

Changes in Control

     On March 16th, 2001, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Centex Financial Services, Inc. ("CFS"). Pursuant to the stock purchase agreement, the Company agreed to issue to CFS a number of shares of common stock of the Company equal to 49.9% of the issued and outstanding common stock of the Company. The shares issued pursuant to the Stock Purchase Agreement will be in addition to the shares already owned by CFS. Under the Stock Purchase Agreement, at closing CFS will (i) pay $0.125 (subject to certain negative adjustments not to exceed $50,000 in the aggregate) multiplied by the number of shares of common stock held by the Non-Principal Holders, and
(ii) pay to the Company sufficient cash to satisfy other outstanding debts and claims of the Company. The Non-Principal Holders include all common shareholders of the Company other than CFS, CPS and Greenhaven Associates, Inc. ("Greenhaven" and, together with CPS and CFS, the "Principal Holders").

     As part of the Stock Purchase Agreement, the Company has agreed to solicit acceptances of a prepackaged plan of reorganization (the "Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") from the Company's shareholders that encompasses the transactions described above. The Company has agreed to commence solicitation of these acceptances as soon as practicable following receipt of required Securities and Exchange Commission approvals. Once the Company has received the requisite consents necessary to satisfy applicable Bankruptcy Code requirements, the Company has agreed to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. Consummation of transactions contemplated by the Stocks Purchase Agreement is contingent upon approval of the Plan of Reorganization by the bankruptcy court.

     At December 31, 2000 the Company has borrowed under notes from Stanwich Financial Services Corp. ("SFSC") a total of $7,102,000. Mr. Bradley, Sr. owns all of the outstanding common stock of SFSC. At the closing of the transactions described above, SFSC will borrow $6,402,000, including a commitment fee of $300,000, from CFS or an affiliate of CFS. The loan to SFSC will be secured by the Company's borrowings from SFSC and will provide that, except for an aggregate of $1,000,000 in principal payments and certain interest payments, all amounts paid on the Company's loans from SFSC will be made to a paying agent for remittance to CFS until SFSC borrowings from CFS are paid in full. SFSC will only be obligated to repay amounts under this loan from the funds the Company pays SFSC under the Company's loans from SFSC. As part of the transactions described above, the Company will agree to prepay $250,000 of principal on the loans from SFSC on each of the six month and one year anniversaries of the closing date.

     As a result of the transactions contemplated by the Stock Purchase Agreement, CFS will own a majority of the issued and outstanding common stock of the Corporation following the closing. Following the closing, the Principal Holders, other than CFS, will retain the number of shares of common stock they currently hold.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Ferree loaned Construction Portfolio Funding, Inc. ("CPFI"), a subsidiary of the Company, $200,000 in March 2000. Mr. Ferree also advanced Mortgage Portfolio Services $200,000 between April and May 2000 and an additional $100,000 in March 2001. All of these sums have been repaid.

     Mr. Hinton advanced Mortgage Portfolio Services $125,000 in December 2000, which has been repaid, and $220,000 in March 2001 which remains outstanding. Mr. Hinton also has loaned to CPFI $300,000 in March 2000. The current balance on this loan is $185,000.

     On March 15, 2000 NAB entered into a Second Debt Restructure Agreement, effective March 7, 2000, with SFSC in which SFSC agreed to extend the maturity dates on indebtedness from NAB to December 31, 2002. Additionally, SFSC agreed to defer monthly interest payments, at NAB's option, on the indebtedness to March 31, 2001; provided that any deferred interest payment will bear interest at 14% per annum until paid. Beginning in March 2001, monthly principal payments of $100,000 are required in addition to monthly interest (and any deferred interest). At December 31, 2000, the Company had remaining indebtedness to SFSC of $7,102,000.

     In May 1999, the Company advanced SFSC $921,000 pursuant to a promissory note due September 30, 2000. This note was fully paid by SFSC in March 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NAB ASSET CORPORATION

Date: April 27, 2001                        /s/ Charles E. Bradley, Sr.
                                            ------------------------------------
                                                Charles E. Bradley, Sr.
                                                Chief Executive Officer,
                                                Chairman of the Board

Date: April 27, 2001                        /s/ Alan Ferree
                                            ------------------------------------
                                                Alan Ferree
                                                Senior Vice President,
                                                Chief Financial Officer