Form 10-Q
period 2001-03-31
NAB ASSET CORP
filed 2001-05-15
CIK 873458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


   [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended March 31, 2001

   [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to _______.


Commission file number 0-19391


                              NAB ASSET CORPORATION
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

                Texas                                     76-0332956
       ------------------------                -------------------------------
       (State of Incorporation)                (I.R.S. Employer Identification
                                                           Number)

   4144 N. Central Expy, Suite 800,
              Dallas, TX                                 75204
   --------------------------------            -------------------------------
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     NAB ASSET CORPORATION and Subsidiaries
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                          March 31,       December 31,
                        Assets                               2001            2000
                                                         (unaudited)
                                                         -------------    -----------
Cash and cash equivalents                                  $    411       $    198
Restricted cash                                               3,102          3,945
Receivables:
     Construction loans, net                                  1,512          2,808
     Residential mortgage loans held for sale                69,705         51,828
     Loans to officers                                          827            827
     Other receivables                                          681            756
Residual interest in securitization of mortgage loans         2,950          2,906
Real estate owned                                                97            492
Property and equipment, net                                     305            298
Costs in excess of net assets acquired, net                     177            230
Other assets                                                    307            336
                                                           --------       --------
      Total assets                                         $ 80,074       $ 64,624
                                                           ========       ========

                     Liabilities and Shareholders' Deficit

Liabilities:
Warehouse lines of credit                                  $ 59,269       $ 48,634
Notes payable to affiliates                                   7,102          7,102
Drafts payable                                               12,761          7,673
Accounts payable and other liabilities                        4,821          3,993
Net liabilities of discontinued operations                       21             40
                                                           --------       --------
          Total liabilities                                  83,974         67,442

Shareholders' deficit:
Common stock:  $.10 par value, 30,000,000 authorized
     shares, 5,091,300 shares issued and outstanding at
     March 31, 2001 and December 31, 2000                       509            509
Additional paid-in capital                                    7,815          7,815
Accumulated deficit                                         (12,224)       (11,142)
                                                           --------       --------
          Total shareholders' deficit                        (3,900)        (2,818)
                                                           --------       --------
          Total liabilities and shareholders' deficit      $ 80,074       $ 64,624
                                                           ========       ========


      See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                      Consolidated Statements of Operations
                  (dollars in thousands, except per share data)
                                   (unaudited)

                                                  Three months ended March 31,
                                                   2001                 2000
                                                -----------         -----------
Revenues:
 Gains on sales of loans                        $     2,178         $     1,895
 Interest income                                      1,046                 978
 Origination and other fee income                     3,025               1,702
                                                -----------         -----------
          Total revenues:                             6,249               4,575

Costs and expenses:
 Compensation and benefits                            4,333               3,863
 Interest expense                                       795                 725
 Interest expense-affiliates                            264                 301
 General and administrative                           1,952               1,592
 Minority interest                                       --                 (47)
                                                -----------         -----------
          Total costs and expenses                    7,344               6,434
                                                -----------         -----------

Loss from continuing operations
 before income taxes                                 (1,095)             (1,859)

Income tax expense                                        2                   2
                                                -----------         -----------

Loss from continuing operations                      (1,097)             (1,861)

Earnings (loss) from discontinued
 operations, net of income taxes                         15                 (14)
                                                -----------         -----------

Net loss                                        $    (1,082)        $    (1,875)
                                                ===========         ===========

Basic and diluted loss per share:

Continuing operations                           $     (0.21)        $     (0.37)

Discontinued operations                                  --                  --
                                                -----------         -----------

Loss per share                                  $     (0.21)        $     (0.37)
                                                ===========         ===========

Weighted average number of shares
  outstanding                                     5,091,300           5,091,300
                                                ===========         ===========

      See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                             Three months ended March 31,
                                                                 2001           2000
                                                               --------       --------
Cash flows from operating activities:
     Net loss                                                  $ (1,082)      $ (1,875)
     Adjustments to reconcile net loss to net cash
           from (used by) operating activities:
        Amortization of net interest receivable account             141            149
        Deposits to overcollateralization account                  (185)          (160)
        Depreciation and amortization                                90            176
        Minority interest                                            --            (47)
        Net changes in:
          Restricted cash                                           843            284
          Residential mortgage loans held for sale and
            real estate owned                                   (17,482)         5,939
          Construction loans                                      1,296           (548)
          Other receivables                                          75            354
          Drafts payable                                          5,088            468
          Other assets                                               20             77
          Accounts payable and other liabilities                    828            (60)
     Discontinued operations                                        (15)            14
                                                               --------       --------
            Net cash from (used by) operating activities        (10,383)         4,771

Cash flows from investing activities:
     Purchases of property and equipment                            (35)           (46)
                                                               --------       --------
            Net cash used by investing activities                   (35)           (46)

Cash flows from financing activities:
     Net borrowings under (repayments of) warehouse lines
            of credit                                            10,635         (6,360)
     Principal payments on notes payable to affiliates               --         (1,724)
                                                               --------       --------
           Net cash from (used by) financing activities          10,635         (8,084)
Cash from (used by) discontinued operations                          (4)         2,009
                                                               --------       --------

Net increase (decrease) in cash and cash equivalents                213         (1,350)
Cash and cash equivalents at beginning of period                    198          1,397
                                                               --------       --------

Cash and cash equivalents at end of period                     $    411       $     47
                                                               ========       ========

Supplement disclosure of cash flow information:
     Cash paid during the period for
           Interest                                            $    799       $    873
           Taxes                                               $      1       $      3

      See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
            Notes to the Unaudited Consolidated Financial Statements

(1) DESCRIPTION OF BUSINESS, BANKRUPTCY PROCEEDINGS AND DISCONTINUED OPERATIONS

Description of Business

      NAB Asset Corporation, (the "Company" or "NAB") is a financial services company engaged in two reportable segments, sub-prime and prime residential mortgage banking. The residential mortgage banking business is conducted through a majority owned subsidiary, Mortgage Portfolio Services, Inc. ("MPS"). MPS originates, acquires and sells prime and sub-prime mortgage loans. The prime segment of MPS is operated as a division, Pacific American Mortgage ("PAMCO"). Previously, the Company had two additional segments, a residential construction lending business, Construction Portfolio Funding, Inc. ("CPFI"), which originated and held for investment single family residential construction loans to homebuilders and a commercial finance operation, NAFCO Inc. ("NAFCO"), which provided financing to operators of rent-to-own or rental purchase retailers. In the third quarter of 1999, the Company elected to dispose of CPFI and NAFCO.

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

Proposed Transaction with Centex Financial Services, Inc.

      On March 16, 2001, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with CFS Financial Services, Inc. ("CFS") and Stanwich Financial Services Corp. ("SFSC"). Pursuant to the Stock Purchase Agreement, the Company agreed to issue to CFS a number of shares of common stock of the Company equal to 49.9% of the issued and outstanding post-redemption (as described below) common stock of the Company. These shares will be in addition to the 117,500 shares of common stock (2.31% of outstanding) of the Company currently owned by CFS. Under the Stock Purchase Agreement, at closing CFS will
(i) pay to a disbursing agent an amount (the "Closing Payment") equal to $0.125 (subject to certain negative adjustments not to exceed $50,000 in the aggregate) multiplied by the number of shares of common stock held by the Non-Principal Holders (the "Closing Payment"), and (ii) pay to the Company approximately $930,000 plus the amount of outstanding trade payables in order to fully satisfy other outstanding debts and claims of the Company. The Non-Principal Holders include all common shareholders of the Company other than CFS, Consumer Portfolio Services, Inc. ("CPS") and Greenhaven Associates, Inc. ("Greenhaven" and, together with CPS and CFS, the "Principal Holders"). Additionally at closing, CFS or an affiliate of CFS, will lend $6,102,000, net of a loan fee, to SFSC. CFS will cause the Company to pay its obligations to SFSC in the ordinary course of business and, using the proceeds from the repayment of the Company's obligations, SFSC will repay CFS or its affiliate the amounts due under the $6,102,000 note.

      As part of the Stock Purchase Agreement, the Company has agreed to solicit acceptances of a prepackaged plan of reorganization (the "Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") from the Company's shareholders that encompasses the transactions described above. The

Company has agreed to commence solicitation of these acceptances as soon as practicable following receipt of required Securities and Exchange Commission approvals. A Schedule 14a was filed with the Securities and Exchange Commission on April 16, 2001 and the Company is awaiting comments from the Commission. Once the Company has received the requisite consents necessary to satisfy applicable Bankruptcy Code requirements, the Company has agreed to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. Consummation of transactions contemplated by the Stock Purchase Agreement is contingent upon a number of conditions precedent, including, without limitation, approval of the Plan of Reorganization by the bankruptcy court.

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

Discontinued Operations

      In the third quarter of 1999 the Company elected to dispose of CPFI and NAFCO. CPFI began operations in December 1997 and was engaged in the business of providing financing and servicing to residential homebuilders. NAFCO began operations in 1997 and was a lender to companies in the rent-to-own and rental purchase industries.

      Summarized assets and liabilities for the discontinued operations are as follows (in thousands):

                                               March 31,  December 31,
                                                 2001        2000
                                               ---------  -----------
Other assets                                    $ 215       $ 220
Loan from officer                                (185)       (185)
Other liabilities                                 (51)        (75)
                                                -----       -----

Net liabilities of discontinued operations      $ (21)      $ (40)
                                                =====       =====


      Operating results of the discontinued operations are summarized as follows (in thousands):

                                               Three months ended March 31,
                                               ----------------------------
                                                    2001            2000
                                               -----------     -----------
Revenues                                              --               95
                                                     ----             ----
Expenses                                             (15)              109
                                                     ----              ---
Net earnings (loss)                                  $ 15            $(14)
                                                     ====            =====


      The net earnings in 2001 are attributable to resolution of pending litigation at NAFCO at a cost less than the amount anticipated and accrued.

      On March 7, 2000, CPFI borrowed $500,000 from two officers of the Company. The notes were paid in July 2000. A renewal note was entered into in July 2000 for $185,000 with one of the officers and is included in net liabilities of discontinued operations in the accompanying consolidated balance sheet at December 31, 2000. The note bears interest at 14% and was due April 30, 2001. The maturity date has been extended to July 30, 2001. The note is secured by real estate owned by CPFI with a net book value of $213,000. Interest due at March 31, 2001 totals $9,000.

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

(2)   BASIS OF FINANCIAL STATEMENT PRESENTATION

      The consolidated balance sheet of the Company as of March 31, 2001, the related consolidated statements of operations and the cash flows for the three month periods ended March 31, 2001 and 2000 are unaudited. These statements reflect, in the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the consolidated balance sheet of the Company as of March 31, 2001, and results of consolidated operations and consolidated cash flows for the three months ended March 31, 2001 and 2000. The results of consolidated operations for the three month period ended March 31, 2001 are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 2001.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and therefore do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with accounting principles generally accepted in the United States. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on SEC form 10-K for the year ended December 31, 2000.

(3)   WAREHOUSE LINES OF CREDIT

      MPS has a $55,000,000 line of credit agreement with a bank, of which $49,729,000 was outstanding at March 31, 2001. The interest rate charged the Company is based upon a spread over the one month LIBOR rate plus 1.75% to 2.75%, as defined in the credit agreement. At March 31, 2001, the LIBOR was 5.13%. Generally, the Company must fund 2% of the mortgage loan amount and 10% of the outstanding balance of the construction loan. Outstanding amounts are collateralized by residential mortgage loans held for sale and construction loans. Fees paid in association with the line of credit have been capitalized and amortized over the life of the warehouse line of credit. The line of credit is guaranteed by NAB. The line of credit maturity scheduled for April 30, 2001 was extended to the earlier of (i) August 31, 2001 or (ii) termination of the CFS transactions. All amounts outstanding at the termination of the line of credit are due within sixty days of maturity. To provide additional credit enhancement to the lenders, CFS agreed to repurchase any defective loan, as defined by the amended agreement upon demand by the bank. Mortgage loans receivable, construction loans receivable and real estate owned totaling $61,720,000 are pledged as collateral under the line of credit.

      On March 22, 2001, MPS entered into a Master Mortgage Loan Purchase Agreement with Centex Credit Corporation (CCC). The Agreement allows the Company to finance certain mortgage loans, based on product type, with CCC. The Company will assign the collateral, loan file and take out commitment from the investor to CCC, and CCC will fund a portion of the purchase price to the Company. Upon final payment from the investor, CCC will remit the remaining funds to the Company. In addition to the purchase price, the Company will receive interest at the rate stated in the mortgage loan less the Federal Funds rate plus 1.5% (5.29% at March 31, 2001). Outstanding borrowings under the agreement total $9,540,000 at March 31, 2001 and are collateralized by mortgage loans held for sale totaling $9,594,000.

(4)   NOTES PAYABLE AND OTHER LIABILITIES DUE TO AFFILIATES

      At March 31, 2001, the Company has borrowed under notes from Stanwich Financial Services Corp. ("SFSC") a total of $7,102,000. Charles E. Bradley, Sr., who is an officer and director of NAB, owns SFSC.

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

      CFS advanced $50,000 to NAB pursuant to a note, with interest at 8%, due on demand. Proceeds were used to pay costs associated with the CFS transactions. An officer of the Company advanced MPS $220,000 in March 2001. The amount remains due at March 31, 2001 and is included in accounts payable and other liabilities in the consolidated balance sheet.

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

      The following is a summary of the results of continuing operations, before change in accounting principle by business line for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 (in thousands):

                                                                                    Loss From
Business Line               External Revenue       Interest Expense           Continuing Operations
-------------             --------------------     ---------------------      ---------------------
                            2001         2000         2001         2000         2001          2000
                          -------      -------      -------      -------      -------       -------
Residential mortgage
banking-sub-prime          $3,405       $2,191         $269         $391        $(461)      $(1,259)
Residential mortgage
banking-prime               2,834        2,344          597          405         (286)         (254)
Corporate and
intercompany eliminations      10           40          193          230         (350)         (348)
                          -------      -------      -------      -------      -------       -------

Total                      $6,249       $4,575       $1,059       $1,026      $(1,097)      $(1,861)
                          =======      =======      =======      =======      =======       =======


      The following is a summary of total assets by business line for March 31, 2001 as compared to December 31, 2000 (in thousands):

                                                                March 31,     December 31,
                                                                  2001            2000
                                                                --------      -----------
Residential mortgage banking-sub-prime(1)                       $81,323          $65,658
Residential mortgage banking-prime(1)                               N/A              N/A
Other assets                                                      1,025              980
Elimination of corporate payables/receivables                   (2,274)          (2,014)
                                                                -------          -------
Total                                                           $80,074          $64,624
                                                                =======          =======

----------
(1) The Company has not disclosed separate total asset information for the sub prime and prime mortgage segments because that information is not produced internally. The information provided for the sub prime segment includes the prime segment.


(6)   GOING CONCERN

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

      As discussed in note 1 the Company, on March 16, 2001 entered into a Stock Purchase Agreement with Centex Financial Services, Inc. ("CFS"). The Company will as part of the Stock Purchase Agreement solicit acceptances of a prepackaged plan of reorganization (the "Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") from the Company's shareholders. The Company has agreed to commence solicitation of these acceptances as soon as practicable following receipt of required Securities and Exchange Commission approvals. A Schedule 14a was filed with the Securities and Exchange Commission on April 16, 2001 and the Company is awaiting comment from the Commission. Once the Company has received the requisite consents necessary to satisfy applicable Bankruptcy Code requirements, the Company has agreed to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. Consummation of transactions contemplated by the Stock Purchase Agreement is contingent upon a number of conditions precedent, including, without limitation, approval of the Plan of Reorganization by the bankruptcy court. It is anticipated that upon completion of the transactions contemplated, NAB will have sufficient funds to pay its creditors. Additionally the Company will become privately held and the stock will no longer be traded on any exchange.

      Management has had no indication that the CFS transactions will not be completed as contemplated. If the CFS transactions do not occur the Company will be required to sell assets, operations or its investment in MPS to settle its obligations. Additionally, MPS's line of credit matures on August 31, 2001. There can be no assurance that the lenders will extend or renew MPS's credit facility. As discussed above MPS has entered into a Master Mortgage Loan Purchase Agreement with Centex Credit Corporation. The agreement may be terminated upon 30 days notice. If the CFS transactions are not completed, it is expected that the CCC agreement and the bank line of credit would be terminated. If financing is unavailable the Company will be required to sell assets, operations or its investment in MPS to settle its obligations.


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

      Long-term interest rates rose steadily in 1999 and 2000, until the third quarter, severely reducing the mortgage banking industry's level of prime originations, particularly the refinancing of existing borrower indebtedness to a lower rate. Although historically PAMCO has not relied on the refinance business, the Company's origination of prime mortgages declined as a result. Recently rates have declined and the level of loan applications and originations has increased.

      Operating income from the two reportable segments has been insufficient to cover the corporate expenses and interest to date. The Company continues to minimize, to the extent possible, expenses for the ongoing operation.

      Loans Held For Sale

      The Company's mortgage loan production is financed under a $55,000,000 line of credit with a federal savings bank and a mortgage loan purchase agreement with an affiliate of CFS, Centex Credit Corporation ("CCC"). The interest rates charged on the line of credit vary based on the type of loan, such as prime, sub-prime and construction. Generally, the Company must fund 2% of the mortgage loan amount and 10% of the outstanding balance of the construction loan. The interest rate charged the Company is based upon a spread over the one month London Inter Bank Offering Rate ("LIBOR") ranging from 1.75% to 2.75%. At March 31, 2001, the LIBOR was 5.13%. The mortgage loan purchase agreement allows the Company to finance certain mortgage loans, based on product type, with CCC at 98% of the sales price of the loan. Upon final payment of the sales price from the investor, CCC will remit the remaining funds to the Company. In addition to the purchase price, the Company will receive interest at the rate stated in the mortgage loan less the Federal Funds rate plus 1.5%. At March 31, 2001, the Federal Funds rate was 5.29%. Amounts due under the line of credit and mortgage loan purchase agreement total $49,729,000 and $9,540,000, respectively, at March 31, 2001.

      At March 31, 2001, residential mortgage loans held for sale totaled $69,705,000. Of this amount $56,586,000 was conventional and government insured or guaranteed loans (prime) and $13,119,000 was sub-prime loans.

      The prime loans are sold individually to large mortgage bankers or financial institutions. The Company represents and warrants to the investor that the loans were underwritten to the appropriate guidelines. The sub-prime loans held for sale at March 31, 2001 are being sold on a bulk and flow basis. The Company generally represents and warrants to the investor that each sub-prime loan was underwritten to the Company's guidelines and that the borrower's financial position is the same at the date of delivery to the investor as the origination date. The Company also agrees to reimburse the investor a portion of the purchase premium if the loan pays in full over a period of up to one year. The Company defers a portion of the purchase premium, which reduces the gain recorded on each loan sale, to cover the potential liability resulting from the warranties given to the investor.

      At March 31, 2001, the liability as a result of the warranties given to the purchasers of the Company's loans totaled $208,000 and is included in accounts payable and other liabilities in the consolidated balance sheet. Additions to the liability totaled $143,000 and $240,000 for the three months ended March 31, 2001 and 2000, respectively. Such additions are charged to gains on sales of loans. Additions to the liability have declined as repurchase activity has subsided.

      Securitization

      In June 1998, the Company, through MPS, securitized approximately $51,000,000 of sub-prime mortgage loans. MPS retained the servicing responsibilities for the loans. MPS recorded a net gain of $1,908,000 or 3.74% of the principal balance of the loans sold, which is the excess of the cash received and fair value of the assets retained by the Company over the relative fair value of the loans sold, less transaction costs.

      The performance of the loans underlying the security through March 31, 2001 is as follows:

                                                Fixed Rate        Adjustable Rate
                                                ----------        ---------------
Remaining Principal                             $15,380,000            $6,794,000
Annualized prepayment rates                          14.69%                26.18%
Cumulative losses                                   $12,429                   --
Delinquency percentages
  30-59 days                                          1.98%                 7.77%
  60-89 days                                            --                    --
  Over 90 days                                         .37%                   --
  Delinquent bankruptcies                             4.66%                 6.66%
  Loans in foreclosure                                3.14%                15.07%
  Foreclosed loans                                    1.94%                 5.04%
  Total delinquencies                                12.09%                34.54%


      The Company purchased a mortgage pool insurance policy that covers all losses up to 5% of the initial pool balances. Claims for losses total $1,509,000 that has been paid to date by the insurer. Total remaining loss coverage under the pool insurance policy is $1,060,000. The fee for the insurance coverage is .52% annually of the unpaid principal of the loans.

      In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of an over-collateralization account held by the trust. The over-collateralization account is required by the servicing agreement to be maintained at 2.75% of the fixed rate balance and 4% of the adjustable rate balance of the securities, subject to certain minimum performance requirements relating to the loans in the security. One of these requirements is a delinquency (60 days or more) ratio that must be less than 10.50% on a six month rolling average basis. In December of 2000, the actual delinquency ratio exceeded 10.50%. As a result, the required levels of over-collateralization were increased to an amount equal to the principal balance of the loans that are 60 days or more delinquent. At March 31, 2001, that amount was $3,112,000. No cash will be released to the Company until the delinquency ratio declines to below 10.50% or the over-collateralization account exceeds the new required levels of over-collateralization. Based upon the projected decline in delinquencies the Company expects to resume receiving distributions in the third or fourth quarter of 2001.

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

      The residual interests in the securitization consisted of the following:

                                                  March 31,    December 31,
                                                    2001          2000
                                                  ---------     ---------
NIR                                              $1,023,000    $1,164,000
Over-collateralization account                    1,927,000     1,742,000
                                                  ---------     ---------
                                                 $2,950,000    $2,906,000


      The assumptions used in the valuation of the residual interests at March 31, 2001 and December 31, 2000 were as follows:

                                          March 31, 2001            December 31, 2000
                                     -------------------------   -------------------------
                                       Fixed       Adjustable      Fixed         Adjustable
                                     -----------   -----------   -------------   -----------
Discount rate                           12%           12%             12%            12%
Weighted average life                5.01 years    1.93 years      4.95 years    2.02 years
Prepayment speeds-ramp up to          20% CPR       70% CPR         20% CPR        70% CPR
Cumulative defaults                    13.57%        13.57%          12.50%        12.50%
Cumulative losses, net of losses
   covered by pool insurance            .22%          .22%            .25%          .25%


      RESULTS OF OPERATIONS

      For the three months ended March 31, 2001 the Company reported a net loss of $1,082,000 as compared to a net loss of $1,875,000 for the three months ended March 31, 2000.

      The continued losses are due to the Company's sub prime mortgage lending operation, MPS, a decline in PAMCO's loan sale margins due to higher levels of wholesale production which have lower profit margins and lower gains on sales of loans at PAMCO in proportion to mortgage loan production in the first quarter of 2001. The lower sales volume resulted in a significant increase in mortgage loan inventory at quarter end.

Results of Continuing Operations

      The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company's operating segments for the three months ended March 31, 2001 and 2000. A summary of the operating profits and losses by the Company's operating segments is as follows (in thousands):

                                                  Three months ended March 31,
                                                       2001         2000
                                                      -------      -------
Revenues:
     Residential mortgage banking
       sub-prime                                       $3,405       $2,191
     Residential mortgage banking
       prime                                            2,834        2,344
     Corporate and intercompany
      eliminations                                         10           40
                                                      -------      -------
      Total revenues:                                   6,249        4,575

Costs and expenses:
     Residential mortgage banking
       sub-prime                                        3,866        3,450
     Residential mortgage banking
       prime                                            3,120        2,598
     Corporate and intercompany eliminations              360          388
                                                      -------      -------
      Total costs, expenses and taxes                   7,346        6,436

Loss from continuing
operations:
     Residential mortgage banking
        sub-prime                                        (461)      (1,259)
     Residential mortgage banking
       prime                                             (286)        (254)
     Corporate and intercompany eliminations             (350)        (348)
                                                      -------      -------
Loss from continuing operations                       $(1,097)     $(1,861)
                                                      ========     ========


Residential Mortgage Banking

      The Company operates its mortgage banking activities through its 84% owned subsidiary MPS. The mortgage banking operations has two primary divisions, sub-prime and prime. The prime origination function operates as Pacific American Mortgage Company or PAMCO.

      A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):

                                           Three months ended March 31,
                                               2001             2000
                                           -----------       ----------
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                     $   2,981        $   1,643
Interest income                                  424              548
Compensation and benefits                     (2,450)          (2,226)
Interest expense                                (269)            (391)

Other expenses                                (1,147)            (833)
                                           ---------        ---------
    Loss from operations                   $    (461)       $  (1,259)

Loans originated                           $  63,800        $  54,509
Loans sold                                 $  63,660        $  55,325
Gains on sales of loans and other fee
  income as a percent of loans sold             4.68%            2.97%
Compensation and benefits
  as a percent of originations                  3.84%            4.08%
Other expenses as a percent
  of originations                               1.80%            1.53%

Net interest income as a
  percent of originations                        .24%             .29%

PAMCO (principally prime)

Gains on sales of loans
  and other fee income                      $  2,222         $  1,954
Interest income                                  612              390
Compensation and benefits                     (1,828)          (1,558)
Interest expense                                (597)            (405)
Other expenses                                  (695)            (635)
                                            --------         --------
    Loss from operations                        (286)        $   (254)

Loans originated                            $117,689         $ 78,569
Loans sold                                  $ 99,952         $ 82,589
Gains on sales of loans and other fee
  income as a percent of loans sold             2.22%            2.37%
Compensation and benefits
  as a percent of originations                  1.55%            1.98%
Other expenses as a percent
  of originations                                .59%             .81%
Net interest income as a percent of
  Originations                                   .01%            (.02%)


MPS operations

      For the three months ended March 31, 2001 the loss from the MPS mortgage operation totaled $461,000 as compared to a loss of $1,259,000 for the same period in 2000. Revenues increased $1,214,000 or 55% over 2000 and expenses increased $416,000 or 12% over 2000. Net gains on loan sales and other fees increased from 2.97% as a percent of loans sold in the first quarter of 2000 to 4.68% as a percent of loans originated in the first quarter of 2001. Increases in the margins are attributable to the increase in MPS's retail sub-prime production which generates larger fees and the elimination of the correspondent operation subsequent to the first quarter of 2000 along with the sale of the California wholesale operation in April 2000, both of which carried lower sales margins. Retail originations of sub-prime loans accounted for approximately 56% of the first quarter 2001 production as compared to just 9% in the first quarter of 2000.

      Compensation expenses as a percent of production decreased to 3.84% in 2001 from 4.08% in 2000. Other expenses increased to 1.80% of production for the quarter ended March 31, 2001 from 1.53% of production for the three months ended March 31, 2000. Compensation expenses were lower due to the large increase in mortgage loan production that absorbs support personnel costs, offset somewhat by larger incentive compensation associated with the retail sub-prime branches. Additionally, other operating expenses increased as the costs of operating retail branches are higher than those of wholesale and correspondent origination functions as a result of additional costs of facilities, telecommunications, equipment and other expenses associated with additional retail production personnel.

      Net interest spread as a percentage of production decreased from .29% for the three months ended March 31, 2000 to .24% for the three months ended March 31, 2001 as a result of a lower spread between the rates charged to borrowers and the LIBOR based borrowings of MPS.

PAMCO operations

      For the three months ended March 31, 2001 MPS's principally prime production operation, PAMCO, recorded a loss of $286,000 as compared to a loss of $254,000 for the three months ended March 31, 2000. Operating revenues totaled $2,834,000 as compared to $2,344,000 for 2000 and expenses totaled $3,120,000 as compared to $2,598,000 for 2000.

      Gains on sales of loans and other loan fees as a percent of loans sold was 2.22% for the three months ended March 31, 2001 as compared to 2.37% for the three months ended March 31, 2000. Margins were adversely affected by the higher percentage of wholesale loan production and sales than in the same period in 2000. Wholesale originations accounted for 31% of first quarter 2001 production as compared to 14% in the same period of 2000.

        Compensation expenses as a percent of production decreased to 1.55% from 1.98% for the three months ended March 31, 2000 due to the higher levels of loan production particularly wholesale originations which result in lower personnel costs. Other expenses as a percent of loan originations decreased from .81% for the three months ended March 31, 2000 to .59% for the three months ended March 31, 2001. Other expenses have declined as increases in production have absorbed fixed costs.

      Net interest income as a percent of production was .01% for the three months ended March 31, 2001 as compared to net interest expense of .02% for the same period in 2000.

Corporate and Intercompany Eliminations

      Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

      Compensation expense totaled $55,000 for the three months ended March 31, 2001 as compared to $80,000 for the same period in 2000. The decrease was attributable to a reduction in personnel as compared to 2000.

      Interest expense to affiliates was $264,000 for the three months ended March 31, 2001, a decrease of $37,000 over 2000. The decrease is attributable to the Company's partial repayment of debt to SFSC.

      Other expenses totaled $113,000 for the first quarter of 2001 as compared to $127,000 in the first quarter of 2000. The decline is attributable to a decrease in professional fees and costs associated with the NAB California office that was eliminated in the second quarter of 2000. Additionally, the first quarter of 2000 included a $47,000 reduction in minority interest due to losses at MPS. Minority interest was reduced to zero in the first quarter of 2000. Reducing other expenses at NAB are credits for interest earned by NAB from MPS. Interest earned from MPS totaled $71,000 and $73,000 for the first quarter of 2001 and 2000, respectively.

Discontinued Operations

      Discontinued operations consist of the CPFI and NAFCO lending activities.

      Operating results of the discontinued operations are summarized as follows (in thousands):

                                               Three months ended March 31,
                                               ---------------------------
                                                  2001             2000
                                               -----------     -----------
Revenues                                           $  --            $  95
Expenses                                             (15)             109
                                                   -----            -----
Net earnings (loss)                                $  15            $ (14)
                                                   =====            =====

      The net earnings in 2001 are attributable to resolution of pending litigation at NAFCO at a cost less than the amount anticipated and accrued.

      LIQUIDITY AND CAPITAL RESOURCES

      As of March 31, 2001, the Company had $411,000 in unrestricted cash as compared to $198,000 at December 31, 2000. Cash balances have increased as of result of improved cash flows from new mortgage loan inventory financing, disposals of real estate and under-performing loans that require additional cash to finance and an advance from an officer of $220,000. These additional liquidity sources have been offset by the operating losses of the Company. Cash operating losses have been less than the recorded losses due to the non-payment of interest on the SFSC obligations totaling $264,000 and recorded compensation charges of $229,000 that are not yet due.

      Total assets have increased to $80,074,000 at March 31, 2001 from $64,624,000 at December 31, 2000. The increase is attributable to a significant increase in mortgage loan inventory as a result of the increase in origination activity in the Company's prime operation, PAMCO and, to a lesser extent, an increase in MPS mortgage loan production and inventory levels.

      NAB's cash flows from operations are insufficient to cover NAB's corporate operating expenses. NAB's sole source of internally generated cash is from interest and tax sharing payments from MPS. No tax sharing payments are expected until MPS generates sufficient taxable income to offset its accumulated tax losses. Interest payments from MPS currently approximate $72,000 each quarter, less than the cash required by NAB to fund its operating expenses as currently exist.

      MPS's bank line of credit totals $55,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.75% to 2.75%) over the LIBOR rate. At March 31, 2001, the LIBOR was 5.13%. At March 31, 2001, $49,729,000 was
borrowed under the line. The line of credit maturity scheduled for April 30, 2001 was extended to the earlier of (i) August 31, 2001 or (ii) termination of the CFS transactions. All amounts outstanding at the termination of the line of credit are due within sixty days of maturity. To provide additional credit enhancement to the lenders, CFS agreed to repurchase any defective loan, as defined by the amended agreement upon demand by the bank. Mortgage loans receivable, construction loans receivable and real estate owned totaling $61,720,000 are pledged as collateral under the line of credit.

      On March 22, 2001, MPS entered in a Master Mortgage Loan Purchase Agreement with Centex Credit Corporation ("CCC"). The Agreement allows MPS to finance certain mortgage loans, based on product type, with CCC. The Company will assign the collateral, loan file and take out commitment from the investor to CCC and CCC will fund a portion of the purchase price to MPS. Upon final payment from the investor, CCC will remit the remaining funds to MPS. In addition to the purchase price, the Company will receive interest at the rate stated in the mortgage loan less the Federal Funds rate plus 1.5% (5.29% at March 31, 2001). The Agreement may be terminated upon 30 days notice. Outstanding borrowings under the agreement total $9,540,000 at March 31, 2001 and are collateralized by mortgage loans held for sale totaling $9,594,000.

      At December 31, 2000, the Company had borrowed under two notes from Stanwich Financial Services Corp. ("SFSC") a total of $7,102,000. The notes bear interest at 14% and are due December 31, 2002. Interest on the notes is due monthly. In 2000, the Company elected to defer interest payments on the notes. The unpaid interest also accrues interest at 14%. The notes require interest to be paid monthly beginning in March 2001, along with mandatory monthly principal repayments of $100,000. NAB currently does not have the cash resources to make principal or interest payments under the notes. Charles E. Bradley, Sr. a director and officer of the Company owns SFSC.

      On March 7, 2000, CPFI borrowed $500,000 from two officers of the Company. The notes were paid in July 2000. A renewal note was entered into in July 2000 for $185,000 with one of the officers. The note bears interest at 14% and was due April 30, 2001. The maturity date of the note has been extended to July 30, 2001. The note is secured by real estate owned by CPFI with a net book value of $213,000. Interest due on the note as of March 31, 2001 totals $9,000.

        As discussed in note 1 to the consolidated financial statements the Company, on March 16, 2001 entered into a Stock Purchase Agreement with Centex Financial Services, Inc. ("CFS"). The Company will as part of the Stock Purchase Agreement solicit acceptances of a prepackaged plan of reorganization (the "Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") from the Company's shareholders. The Company has agreed to commence solicitation of these acceptances as soon as practicable following receipt of required Securities and Exchange Commission approvals. A Schedule 14a was filed with the Securities and Exchange Commission on April 16, 2001 and the Company is awaiting comment from the Commission. Once the Company has received the requisite consents necessary to satisfy applicable Bankruptcy Code requirements, the Company has agreed to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. Consummation of transactions contemplated by the Stock Purchase Agreement is contingent upon a number of conditions precedent, including, without limitation, approval of the Plan of Reorganization by the bankruptcy court. It is anticipated that upon completion of the transactions contemplated, NAB will have sufficient funds to pay its creditors. The Company will then become privately held and the stock will no longer be traded on any exchange. Additionally at closing, CFS or an affiliate of CFS, will lend $6,102,000, net of a loan fee, to SFSC. CFS will cause the Company to pay its obligations to SFSC in the ordinary course of business and, using the proceeds from the repayment of the Company's obligations, SFSC will repay CFS or its affiliate the amounts due under the $6,102,000 note.

      Management has had no indication that the CFS transactions will not be completed as contemplated. If the CFS transactions do not occur the Company will be required to sell assets, operations or its investment in MPS to settle its obligations. Additionally, MPS's line of credit matures on August 31, 2001. There can be no assurance that the lenders will extend or renew MPS's credit facility. As discussed above MPS has entered into a Master Mortgage Loan Purchase Agreement with Centex Credit Corporation. The agreement may be terminated upon 30 days notice. If the CFS transactions are not completed, it is expected that the CCC agreement and the bank line of credit would be terminated. If financing is unavailable the Company will be required to sell assets, operations or its investment in MPS to settle its obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      CFS advanced $50,000 to NAB pursuant to a note, with interest at 8%, due on demand. Proceeds were used to pay costs associated with the CFS transactions. An officer of the Company advanced MPS $220,000 in March 2001. The amount remains due at March 31, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk profile has not significantly changed since December 31, 2000. For a discussion of the Company's market risk, read Item 7A of the Company's 10K for the year ended December 31, 2000.



PART II - OTHER INFORMATION

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            10.23. Third Amendment to Amended and Restated Warehousing Credit and Security Agreement between MPS, the Registrant, Washington Mutual Bank FA, successor to Bank United, Centex Financial Services, Inc. and Centex Corporation, effective April 30, 2001

      (b)   Reports on Form 8-K

            Form 8-K filed on March 19, 2001 disclosing the Stock Purchase Agreement entered into between the Company and Centex Financial Services, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      Dated:  May 14, 2001


                      By: /s/ Charles E. Bradley, Sr.
                          ---------------------------
                          Charles E. Bradley, Sr.
                          Chairman of the Board and Chief Executive Officer

                      By: /s/ Alan Ferree
                          ---------------------------
                          Alan Ferree
                          Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number               Description
-------              -----------
 10.23      Third Amendment to Amended and Restated Warehousing Credit and
            Security Agreement between MPS, the Registrant, Washington Mutual
            Bank FA, successor to Bank United, Centex Financial Services, Inc.
            and Centex Corporation, effective April 30, 2001