Form 10-Q
period 2001-06-30
NAB ASSET CORP
filed 2001-08-20
CIK 873458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended June 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

Commission file number 0-19391


                              NAB ASSET CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Texas                                    76-0332956
----------------------------------------        ------------------------------
      (State of Incorporation)                        (I.R.S. Employer
                                                   Identification Number)

    4144 N. Central Expy., Suite 800,                        75204
               Dallas, TX                       ------------------------------
----------------------------------------                  (Zip code)
(Address of principal executive offices)

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

As of August 10, 2001, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     NAB ASSET CORPORATION and Subsidiaries
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                        Assets                             June 30,       December 31,
                        ------                               2001            2000
                                                         (unaudited)
                                                         -------------    ------------
Cash and cash equivalents                                    $  1,046       $    198
Restricted cash                                                 3,899          3,945
Receivables:
     Construction loans, net                                      995          2,808
     Residential mortgage loans held for sale                  71,061         51,828
     Loans to officers                                            827            827
     Other receivables                                            787            756
Residual interest in securitization of mortgage loans           2,957          2,906
Real estate owned                                                  27            492
Property and equipment, net                                       214            298
Costs in excess of net assets acquired, net                       124            230
Other assets                                                      493            336
                                                             --------       --------
      Total assets                                           $ 82,430       $ 64,624
                                                             ========       ========

              Liabilities and Shareholders' Deficit
              -------------------------------------

Liabilities:
Warehouse lines of credit                                    $ 63,867       $ 48,634
Notes payable to Stanwich Financial Services Corp.              7,102          7,102
Drafts payable                                                  9,695          7,673
Accounts payable and other liabilities                          6,323          3,993
Net liabilities of discontinued operations                          8             40
                                                             --------       --------
          Total liabilities                                    86,995         67,442

Shareholders' deficit:
Common stock:  $.10 par value, 30,000,000 authorized
     shares, 5,091,300 shares issued and outstanding at
     June 30, 2001 and December 31, 2000                          509            509
Additional paid-in capital                                      7,815          7,815
Accumulated deficit                                           (12,889)       (11,142)
                                                             --------       --------
          Total shareholders' deficit                          (4,565)        (2,818)
                                                             --------       --------
          Total liabilities and shareholders' deficit        $ 82,430       $ 64,624
                                                             ========       ========

      See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                      Consolidated Statements of Operations
                    (dollars in thousands, except share data)
                                   (unaudited)

                                             Three months ended June 30,         Six months ended June 30,
                                                2001              2000              2001              2000
                                            -----------       -----------       -----------       -----------
Revenues:
 Gains on sales of loans                    $     2,483       $     2,181       $     4,661       $     4,076
 Interest income                                  1,408             1,179             2,454             2,157
 Origination and other fee income                 3,571             2,223             6,596             3,925
                                            -----------       -----------       -----------       -----------
          Total revenues:                         7,462             5,583            13,711            10,158

Costs and expenses:
 Compensation and benefits                        4,770             4,013             9,102             7,876
 Interest expense                                 1,013               993             1,804             1,718
 Interest expense-affiliates                        273               267               540               568
 General and administrative                       2,120             1,791             4,073             3,381
 Minority interest                                   --                --                --               (47)
                                            -----------       -----------       -----------       -----------
          Total costs and expenses                8,176             7,064            15,519            13,496
                                            -----------       -----------       -----------       -----------
Loss from continuing
 operations before income taxes                    (714)           (1,481)           (1,808)           (3,338)

Income tax expense (benefit)                        (49)                5               (46)                7
                                            -----------       -----------       -----------       -----------
Loss from continuing operations                    (665)           (1,486)           (1,762)           (3,345)

Earnings from discontinued operations,
  net of income taxes                                --                45                15                31
                                            -----------       -----------       -----------       -----------
Net loss                                    $      (665)      $    (1,441)      $    (1,747)      $    (3,314)
                                            ===========       ===========       ===========       ===========
Basic and diluted loss per share:

Continuing operations                       $     (0.13)      $     (0.29)      $     (0.34)      $     (0.66)

Earnings per share from discontinued
 operations, net of income taxes                     --               .01                --               .01
                                            -----------       -----------       -----------       -----------
Loss per share                              $     (0.13)      $     (0.28)      $     (0.34)      $     (0.65)
                                            ===========       ===========       ===========       ===========

Weighted average common shares
  outstanding, basic and diluted              5,091,300         5,091,300         5,091,300         5,091,300
                                            ===========       ===========       ===========       ===========

                     See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                                      Six months ended June 31,
                                                                         2001           2000
                                                                      ----------     ----------
Cash flows from operating activities:
     Net loss                                                          $ (1,747)      $ (3,314)
     Adjustments to reconcile net loss to net cash
           used by operating activities:
        Amortization of net interest receivable account                     256            210
        Deposits to overcollateralization account                          (307)          (218)
        Cash released from the overcollateralization account                 --            371
        Deferred compensation charge                                         --            184
        Depreciation and amortization                                       240            338
        Minority interest                                                    --            (47)
        Net changes in:
          Restricted cash                                                    46         (3,600)
          Residential mortgage loans held for sale and
            real estate owned                                           (19,233)           114
          Other receivables                                                 (31)           338
          Other assets                                                     (175)           212
          Real estate owned                                                 465           (608)
          Drafts payable                                                  2,022          2,492
          Accounts payable and other liabilities                          2,330            377
     Discontinued operations                                                (15)           (31)
                                                                       --------       --------
          Net cash used by operating activities                         (16,149)        (3,182)

Cash flows from investing activities:
     Construction loans                                                   1,813           (360)
     Sales of property and equipment                                         40             --
     Purchases of property and equipment                                    (72)           (23)
                                                                       --------       --------
          Net cash used by investing activities                           1,781           (383)

Cash flows from financing activities:
     Net borrowings under (repayments of) warehouse lines of credit      15,233          1,874
     Principal payments on notes payable to affiliates                       --         (2,175)
                                                                       --------       --------
           Net cash from (used by) financing activities                  15,233           (301)
Cash from (used by) discontinued operations                                 (17)         2,871
                                                                       --------       --------

Net increase (decrease) in cash and cash equivalents                        848           (995)
Cash and cash equivalents at beginning of period                            198          1,397
                                                                       --------       --------

Cash and cash equivalents at end of period                             $  1,046       $    402
                                                                       ========       ========

Supplement disclosure of cash flow information:
     Cash paid during the period for
           Interest                                                    $  1,667       $  2,012
           Taxes                                                       $     13       $     18

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

      NAB was organized on March 31, 1991, by National Asset Bank (a bank in liquidation) (the "Bank") as a wholly owned subsidiary of the Bank for the purpose of acquiring substantially all of the assets of the Bank through a series of transactions and agreements intended to effect the final liquidation of the Bank. NAB acquired substantially all of the assets of the Bank in consideration of the issuance by the NAB of shares of its common stock, $.01 par value (the "Common Stock"), and the assumption of all the Bank's liabilities. Immediately following such acquisition, the Bank distributed the shares of Common Stock received to the holders of the Bank's common stock, (the "Bank Common Stock"), on the basis of one share of Common Stock for each ten shares of the Bank Common Stock held of record as of the close of business on July 17, 1991. Because NAB was formed for the purpose of effecting the acquisition of substantially all of the Bank's assets, NAB had only limited operating activities prior to such acquisition.

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

Proposed Transaction with Centex Financial Services, Inc.

      On March 16, 2001, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Centex Financial Services, Inc. ("CFS") and Stanwich Financial Services Corp. ("SFSC"). Pursuant to the Stock Purchase Agreement, the Company agreed to issue to CFS a number of shares of common stock of the Company equal to 49.9% of the issued and outstanding post-redemption (as described below) common stock of the Company. These shares will be in addition to the 117,500 shares of common stock (2.31% of outstanding) of the Company currently owned by CFS. Under the Stock Purchase Agreement, at closing CFS will
(i) pay to a disbursing agent an amount (the "Closing Payment") equal to $0.106 multiplied by the number of shares of common stock held by the Non-Principal Holders (the "Closing Payment"), and (ii) pay to the Company approximately $930,000 plus the amount of outstanding trade payables in order to fully satisfy other outstanding debts and claims of the Company. The Non-Principal Holders include all common shareholders of the Company other than CFS, Consumer Portfolio Services, Inc. ("CPS") and Greenhaven Associates, Inc. ("Greenhaven" and, together with CPS and CFS, the "Principal Holders"). Additionally at closing, CFS or an affiliate of CFS, will lend $6,102,000, net of a loan fee, to SFSC. CFS will cause the Company to pay its obligations to SFSC in the ordinary course of business and, using the proceeds from the repayment of the Company's obligations, SFSC will repay CFS or its affiliate the amounts due under the $6,102,000 note. As discussed in Note 6, SFSC on June 25, 2001, filed a petition in U.S. bankruptcy court seeking protection under Chapter 11 of the U.S. bankruptcy code.

      As part of the Stock Purchase Agreement, the Company has agreed to solicit acceptances of a prepackaged plan of reorganization (the "Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") from the Company's shareholders that encompasses the transactions described above. On

August 15, 2001 the Company began solicitation of these acceptances. Once the Company has received the requisite consents necessary to satisfy applicable Bankruptcy Code requirements, the Company has agreed to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. Consummation of transactions contemplated by the Stock Purchase Agreement is contingent upon a number of conditions precedent, including, without limitation, approval of the Plan of Reorganization by the bankruptcy court.

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

      Summarized assets and liabilities for the discontinued operations are as follows (in thousands):

                                               June 30,   December 31,
                                                 2001        2000
                                               --------   ------------
Other assets                                    $ 215       $ 220
Loan from officer                                (185)       (185)
Other liabilities                                 (38)        (75)
                                                -----       -----

Net liabilities of discontinued operations      $  (8)      $ (40)
                                                =====       =====

      Operating results of the discontinued operations are summarized as follows (in thousands):

                               Three months                Six months
                              ended June 30,             ended June 30,
                            -----------------          ------------------
                            2001         2000          2001          2000
                            ----         ----          ----          ----
Revenues                    $ --         $ 32          $ --          $127
Expenses                      --          (13)          (15)           96
                            ----         ----          ----          ----
Net earnings (loss)         $ --         $ 45          $ 15          $ 31
                            ====         ====          ====          ====

      The net earnings in 2001 are attributable to resolution of pending litigation at NAFCO at a cost less than the amount anticipated and accrued. Expenses in the second quarter of 2000 include a $40,000 reversal of allowances previously provided.

      CPFI has outstanding a note payable totaling $185,000 to an officer. The note payable is included in net liabilities of discontinued operations in the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000. The note bears interest at 14% and was due July 31, 2001. The note payable was paid on August 14, 2001 as a result of the sale of real estate securing the note. Net proceeds from the sale totaled $142,000. Earnings from the sale totaling approximately $120,000 will be recorded as earnings from discontinued operations in the third quarter of 2001. Interest due on the note at June 30, 2001 totaled $15,000.

New Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

      The Company is required to adopt the provisions of SFAS 141 immediately and SFAS 142, January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

      SFAS 141 will require upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      Goodwill amortization for the six months ended June 30, 2001 and the twelve months ended December 31, 2000 totaled $106,000 and $212,000, respectively. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $70,000 that will be subject to the transition provisions of SFAS 141 and 142. It is not expected that the adoption of SFAS 141 or 142 will have an effect on the consolidated financial statements.

      On April 1, 2001 the Company adopted the consensus expressed in the Emerging Issues Task Force 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Assets" (EITF 99-20). The adoption of EITF 99-20 had no impact on the consolidated financial statements.

(2)   BASIS OF FINANCIAL STATEMENT PRESENTATION

      The consolidated balance sheet of the Company as of June 30, 2001, the related consolidated statements of operations and the cash flows for the three and six-month periods ended June 30, 2001 and 2000 are unaudited. These statements reflect, in the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the consolidated balance sheet of the Company as of June 30, 2001, and results of consolidated operations for the three and six months ended June 30, 2001 and 2000 and consolidated cash flows for the six months ended June 30, 2001 and 2000. The results of consolidated operations for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 2001.

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

(3)   WAREHOUSE LINES OF CREDIT

      MPS has a $55,000,000 line of credit agreement with a bank, of which $52,019,000 was outstanding at June 30, 2001. The interest rate charged the Company is based upon a spread over the one-month LIBOR rate plus

1.75% to 2.75%, as defined in the credit agreement. At June 30, 2001, the LIBOR was 3.92%. Generally, the Company must fund 1% of the mortgage loan amount and 10% of the outstanding balance of the construction loan. Outstanding amounts are collateralized by residential mortgage loans held for sale and construction loans. Fees paid in association with the line of credit have been capitalized and amortized over the life of the warehouse line of credit. The line of credit is guaranteed by NAB. The line of credit matures the earlier of (i) August 31, 2001 or (ii) termination of the CFS transactions. All amounts outstanding at the termination of the line of credit are due within sixty days of maturity. To provide additional credit enhancement to the lenders, CFS agreed to repurchase any defective loan, as defined by the amended agreement upon demand by the bank. No loans have been repurchased by CFS. Mortgage loans receivable, construction loans receivable and real estate owned totaling $60,083,000 are pledged as collateral under the line of credit. The Company is currently negotiating the renewal of the line to December 31, 2001.

      On March 22, 2001, MPS entered into a Master Mortgage Loan Purchase Agreement with Centex Credit Corporation (CCC), an affiliate of CFS. The Agreement allows the Company to finance certain mortgage loans, based on product type, with CCC. The Company will assign the collateral, loan file and take out commitment from the investor to CCC, and CCC will fund a portion of the purchase price to the Company. Upon final payment from the investor, CCC will remit the remaining funds to the Company. In addition to the purchase price, the Company will receive interest at the rate stated in the mortgage loan less the Federal Funds rate plus 1.5% (3.95% at June 30, 2001). Outstanding borrowings under the agreement total $11,848,000 at June 30, 2001 and are collateralized by mortgage loans held for sale totaling $12,000,000.

(4)   NOTES PAYABLE AND OTHER LIABILITIES DUE TO AFFILIATES

      At June 30, 2001, the Company has borrowed under notes from SFSC a total of $7,102,000. Charles E. Bradley, Sr., a former officer and director of NAB, owns SFSC. As discussed in Note 6, SFSC on June 25, 2001, filed a petition in U.S. bankruptcy court seeking protection under Chapter 11 of the U.S. bankruptcy code.

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

      In the first quarter of 2001, CFS advanced $50,000 to NAB pursuant to a note, with interest at 8%, due on demand. Proceeds were used to pay costs associated with the CFS transactions. An officer of the Company advanced MPS $220,000 in March 2001. The amount remains due at June 30, 2001 and is included in accounts payable and other liabilities in the consolidated balance sheet.

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

      The following is a summary of the results of continuing operations by business line for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 (in thousands):

                                                                                          Earnings (Loss) From
Business Line                           External Revenue          Interest Expense        Continuing Operations
-------------                         --------------------      --------------------      ---------------------
                                        2001         2000         2001         2000         2001          2000
                                      -------      -------      -------      -------      -------       -------
Residential mortgage
banking-sub-prime                     $ 3,954      $ 2,618      $   345      $   514      $  (341)      $(1,149)
Residential mortgage
banking-prime                           3,498        2,907          736          551          146            27
Corporate and
intercompany eliminations                  10           58          205          195         (470)         (364)
                                      -------      -------      -------      -------      -------       -------

Total                                 $ 7,462      $ 5,583      $ 1,286      $ 1,260      $  (665)      $(1,486)
                                      =======      =======      =======      =======      =======       =======

      The following is a summary of the results of continuing operations by business line for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 (in thousands):

                                                                                          Earnings (Loss) From
Business Line                           External Revenue          Interest Expense        Continuing Operations
-------------                         --------------------      --------------------      ---------------------
                                        2001         2000         2001         2000         2001          2000
                                      -------      -------      -------      -------      -------       -------
Residential mortgage
banking-sub-prime                     $ 7,430      $ 4,809      $   676      $   905      $  (791)      $(2,408)
Residential mortgage
banking-prime                           6,261        5,251        1,271          957         (150)         (227)
Corporate and
intercompany eliminations                  20           98          397          424         (821)         (710)
                                      -------      -------      -------      -------      -------       -------
Total                                 $13,711      $10,158      $ 2,344      $ 2,286      $(1,762)      $(3,345)
                                      =======      =======      =======      =======      =======       =======

      The following is a summary of total assets by business line for June 30, 2001 as compared to December 31, 2000 (in thousands):

                                                     June 30,     December 31,
                                                       2001           2000
                                                     --------     ------------
Residential mortgage banking-sub-prime(1)            $ 83,488       $ 65,658
Residential mortgage banking-prime(1)                     N/A            N/A

Other assets                                            1,213            980
Elimination of corporate payables / receivables        (2,271)        (2,014)
                                                     --------       --------
Total                                                $ 82,430       $ 64,624
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

      As discussed in note 1 the Company, on March 16, 2001 entered into a Stock Purchase Agreement with CFS. The Company will as part of the Stock Purchase Agreement solicit acceptances of a prepackaged plan of reorganization (the "Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") from the Company's shareholders. On August 15, 2001 the Company commenced solicitation of these acceptances. Once the Company has received the requisite consents necessary to satisfy applicable Bankruptcy Code requirements, the Company has agreed to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. Consummation of transactions contemplated by the Stock Purchase Agreement is contingent upon a number of conditions precedent, including, without limitation, approval of the Plan of Reorganization by the bankruptcy court. It is anticipated that upon completion of the transactions contemplated, NAB will have sufficient funds to pay its creditors. Additionally the Company will become privately held and the stock will no longer be traded on any exchange.

      On June 25, 2001 SFSC filed a petition in the U. S. bankruptcy court for the District of Connecticut seeking protection under Chapter 11 of the U.S. bankruptcy code. In order to complete the reorganization transactions the parties to the transactions must obtain approval of the U.S. bankruptcy court in Connecticut. Management does not expect the bankruptcy filing to have a material impact on NAB or the ability of the parties to complete the transactions.

      Management has had no indication that the CFS transactions will not be completed as contemplated. If the CFS transactions do not occur the Company will be required to sell assets, operations or its investment in MPS to settle its obligations. Additionally, MPS's line of credit matures on August 31, 2001. The Company is currently negotiating an extension of the line of credit to December 31, 2001. There can be no assurance that the lenders will extend or renew the MPS credit facility. As discussed above MPS has entered into a Master Mortgage Loan Purchase Agreement with CCC. The agreement may be terminated upon 30 days notice. If the CFS transactions are not completed, it is expected that the CCC agreement and the bank line of credit would be terminated. If financing is unavailable the Company will be required to sell assets, operations or its investment in MPS to settle its obligations.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(7)   CONTINGENCIES

      The Company has been named as a defendant in several lawsuits in the Superior Court for Los Angeles County, California. All of these suits arise out of SFSC's default on certain payments to structured settlement payees. Although the claims made and the relief sought vary somewhat from suit to suit, in general (1) the suits allege breach of contract, breach of fiduciary duty, negligence, conversion, fraudulent conveyance, fraud and violations of certain statutes and (2) the relief sought includes compensatory and punitive damages, statutory penalties and attorneys' fees and costs. The plaintiffs' theory of liability against the Company in these suits is based on the allegations that the Company is the alter ego of SFSC and Mr. Bradley, Sr., who is the sole shareholder and director of SFSC and the former Chairman of the Board of the Company, and that the Company participated in the actions and omissions alleged. The Company denies these allegations. In addition to the Company, there are numerous defendants in these suits, including SFSC, Charles E. Bradley, Sr., Charles E. Bradley, Jr., a former director, and several major financial institutions and certain others. The Company is currently negotiating a settlement agreement with the plaintiffs. The proposed settlement will have no financial impact upon the Company. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from the lawsuits would not have a material adverse effect on the Company's consolidated financial position and results of operations.

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

      Loans Held For Sale

      The Company's mortgage loan production is financed under a $55,000,000 line of credit with a federal savings bank and a mortgage loan purchase agreement with an affiliate of CFS, Centex Credit Corporation ("CCC"). The interest rates charged on the line of credit vary based on the type of loan, such as prime, sub-prime and construction. Generally, the Company must fund 1% of the mortgage loan amount and 10% of the outstanding balance of the construction loan. The interest rate charged the Company is based upon a spread over the one month London Inter Bank Offering Rate ("LIBOR") ranging from 1.75% to 2.75%. At June 30, 2001, the LIBOR was 3.92%. The mortgage loan purchase agreement with CCC allows the Company to finance certain mortgage loans, based on product type, with CCC at 98% of the sales price of the loan. Upon final payment of the sales price from the investor, CCC will remit the remaining funds to the Company. In addition to the purchase price, the Company will receive interest at the rate stated in the mortgage loan less the Federal Funds rate plus 1.5%. At June 30, 2001, the Federal Funds rate was 3.95%. Amounts due under the line of credit and mortgage loan purchase agreement total $52,019,000 and $11,848,000, respectively, at June 30, 2001.

      At June 30, 2001, residential mortgage loans held for sale totaled $71,061,000. Of this amount $47,355,000 was conventional and government insured or guaranteed loans (prime) and $23,706,000 was sub-prime loans.

      The prime loans are sold individually to large mortgage bankers or financial institutions. The Company represents and warrants to the investor that the prime loans were underwritten to the appropriate guidelines. The sub-prime loans held for sale at June 30, 2001 are being sold on a bulk and flow basis. Both prime and sub-prime loans are generally sold within a forty-five day period from the date of origination. The Company generally represents and warrants to the investor that each sub-prime loan was underwritten to the investor's guidelines and that the borrower's financial position is the same at the date of delivery to the investor as the origination date. Pursuant to the agreements between the investors and the Company, once the loan is originated under the investor's guidelines and the loan is purchased, the investor is prohibited from modifying the guidelines for that loan. The Company also agrees to reimburse the investor a portion of the purchase premium if the loan pays in full over a period of up to one year after purchase. The Company defers a portion of the purchase premium as an accrual for indemnification, which reduces the gain recorded on each loan sale, to cover the potential liability resulting from the warranties given to the investor.

      At June 30, 2001, the liability as a result of the warranties given to the purchasers (accrual for indemnifications) of the Company's loans totaled $182,000 and is included in accounts payable and other liabilities in the consolidated balance sheet. Additions to the liability totaled $68,000 and $201,000 for the three and six months ended June 30, 2001 as compared to $248,000 and 488,000 for the same periods in 2000. Such additions are charged to gains on sales of loans. Additions to the accrual for indemnification have declined as repurchase and indemnification activity has subsided.

      Securitization

      In June 1998, the Company, through MPS, securitized approximately $51,000,000 of sub-prime mortgage loans. MPS retained the servicing responsibilities for the loans. MPS recorded a net gain of $1,908,000 or 3.74% of the principal balance of the loans sold, which is the excess of the cash received and fair value of the assets retained by the Company over the relative fair value of the loans sold, less transaction costs. No servicing asset was recorded upon securitization of the loans in 1998 as the service fee represents adequate compensation.

      The performance of the loans underlying the security at June 30, 2001 and December 31, 2000 is as follows:

                                         June 30, 2001                     December 31, 2000
                                  Fixed Rate     Adjustable Rate      Fixed Rate     Adjustable Rate
                                 -----------     ---------------     -----------     ---------------
Remaining Principal              $13,647,000       $ 4,904,000       $17,131,000       $ 6,794,000
Annualized prepayment rates            15.38%            25.21%            13.86%            25.21%
Cumulative losses                $    35,000                --       $     1,000                --
Delinquency percentages
  30-59 days                            2.47%             2.97%             1.48%             3.70%
  60-89 days                              --              2.26%              .20%               --
  Over 90 days                            --                --                --                --
  Delinquent bankruptcies               4.50%             7.24%             4.71%             5.71%
  Loans in foreclosure                  3.00%             5.40%             2.47%            12.89%
  Foreclosed loans                      1.16%            13.48%             1.85%             4.31%
  Total delinquencies                  11.13%            31.35%            10.71%            26.61%

      The Company purchased a mortgage pool insurance policy that covers all losses on loan and real estate dispositions up to 5% of the initial pool balances. Claims for losses total $1,151,000 that has been paid to date by the insurer. Total remaining loss coverage under the pool insurance policy is $1,418,000. The fee for the insurance coverage is .52% annually of the unpaid principal of the loans.

      In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of an over-collateralization account held by the trust. The over-collateralization account is required by the servicing agreement to be maintained at 2.75% of the fixed rate balance and 4% of the adjustable rate balance of the securities, subject to certain minimum performance requirements relating to the loans in the security. One of these requirements is a delinquency (60 days or more) ratio that must be less than 10.50% on a six month rolling average basis. In December of 2000, the actual delinquency ratio exceeded 10.50%. As a result, the required levels of over-collateralization were increased to an amount equal to the principal balance of the loans that are 60 days or more delinquent. At June 30, 2001, that amount was $2,771,000. No cash will be released to the Company until the delinquency ratio declines to below 10.50% or the over-collateralization account exceeds the new required levels of over-collateralization. Based upon the projected decline in delinquencies the Company expects to resume receiving distributions in the fourth quarter of 2001.

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

      The residual interests in the securitization consisted of the following:

                                     June 30,      December 31,
                                       2001            2000
                                    ----------     ------------
NIR                                 $  908,000      $1,164,000
Over-collateralization account       2,049,000       1,742,000
                                    ----------      ----------
                                    $2,957,000      $2,906,000
                                    ==========      ==========

      The assumptions used in the valuation of the residual interests at June 30, 2001 and December 31, 2000 were as follows:

                                             June 30, 2001               December 31, 2000
                                       -------------------------     -------------------------
                                          Fixed       Adjustable        Fixed       Adjustable
                                       ----------     ----------     ----------     ----------
Discount rate                              12%            12%            12%            12%
Weighted average life                  4.46 years     1.83 years     4.95 years     2.02 years
Prepayment speeds-ramp up to             20% CPR        70% CPR        20% CPR        70% CPR
Cumulative defaults                      12.91%         12.91%         12.50%         12.50%
Cumulative losses, net of losses
   covered by pool insurance              .25%           .25%           .25%           .25%

      Changes in assumptions for the three and six month periods ended June 30, 2001 resulted in no material adjustment to the valuation of the residual interests. Changes in assumptions for the three and six-month periods ended June 30, 2000 negatively impacted operations by $90,000 and $312,000, respectively.

      RESULTS OF OPERATIONS

      For the three and six months ended June 30, 2001 the Company reported net losses of $665,000 and $1,747,000 as compared to net losses of $1,441,000 and $3,314,000 for the three and six months ended June 30, 2000.

      The continued losses are due to the Company's sub prime mortgage lending operation, MPS, a decline in PAMCO's loan sale margins due to higher levels of wholesale production which have lower profit margins and lower gains on sales of loans at PAMCO in proportion to mortgage loan production in the first half of 2001.

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

      In the second quarter of 2000 the Company eliminated its correspondent lending division. No significant gain or loss was recorded as a result of the closure of the division.

Results of Continuing Operations

      The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company's operating segments for the three and six months ended June 30, 2001 and 2000. A summary of the operating profits and losses by the Company's continuing operating segments is as follows (in thousands):

                                            Three months ended             Six months ended
                                                  June 30,                     June 30,
                                             2001          2000          2001           2000
                                           -------       -------       --------       --------
Revenues:
     Residential mortgage banking
       Sub-prime                           $ 3,954       $ 2,618       $  7,430       $  4,809
     Residential mortgage banking
       Prime                                 3,498         2,907          6,261          5,251
     Corporate and intercompany
      eliminations                              10            58             20             98
                                           -------       -------       --------       --------
      Total revenues:                        7,462         5,583         13,711         10,158

Costs and expenses:
     Residential mortgage banking
       Sub-prime                             4,295         3,767          8,221          7,217
     Residential mortgage banking
       Prime                                 3,352         2,880          6,411          5,478
     Corporate and intercompany
      eliminations                             480           422            841            808
                                           -------       -------       --------       --------
      Total costs, expenses and taxes        8,127         7,069         15,473         13,503

                                           -------       -------       --------       --------
Earnings (loss) from continuing
 operations
     Residential mortgage banking
       Sub-prime                              (341)       (1,149)          (791)        (2,408)
     Residential mortgage banking
       Prime                                   146            27           (150)          (227)
     Corporate and intercompany
      eliminations                            (470)         (364)          (821)          (710)
                                           -------       -------       --------       --------
Loss from continuing operations            $  (665)      $(1,486)      $ (1,762)      $ (3,345)
                                           =======       =======       ========       ========

Results of Continuing Operations for the Three Months Ended June 30, 2001 and
2001

Residential Mortgage Banking

      The Company operates its mortgage banking activities through its 84% owned subsidiary MPS. The mortgage banking operations has two primary divisions, sub-prime and prime. The prime origination function operates as Pacific American Mortgage Company or PAMCO.

        A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):

                                                            Three months ended June 30,
                                                            ---------------------------
                                                               2001             2000
                                                            ---------        ---------
MPS (principally sub-prime)

Gains on sales of loans and other fee income                $   3,414        $   1,939
Interest income                                                   540              568
Other revenue                                                      --              111
Compensation and benefits                                      (2,694)          (2,280)
Interest expense                                                 (345)            (514)
Other expenses                                                 (1,256)            (973)
                                                            ---------        ---------
  Loss from operations                                      $    (341)       $  (1,149)
                                                            =========        =========

Loans originated                                            $  89,435        $  47,761
Loans sold                                                  $  84,861        $  54,751
Gains on sales of loans and other fee
  income as a percent of loans sold                              4.02%            3.54%
Compensation and benefits as a percent of originations           3.01%            4.77%
Other expenses as a percent of originations                      1.40%            2.04%

Net interest income as a percent of originations                  .22%             .11%

PAMCO (principally prime)

Gains on sales of loans and other fee income                $   2,639        $   2,354
Interest income                                                   859              553
Compensation and benefits                                      (2,023)          (1,662)
Interest expense                                                 (736)            (551)
Other expenses                                                   (593)            (667)
                                                            ---------        ---------
  Earnings from operations                                  $     146        $      27
                                                            =========        =========

Loans originated                                            $ 146,014        $ 102,093
Loans sold                                                  $ 149,232        $  97,383
Gains on sales of loans and other fee
  income as a percent of loans sold                              1.77%            2.42%
Compensation and benefits as a percent of originations           1.39%            1.63%
Other expenses as a percent of originations                       .41%             .65%
Net interest income as a percent of originations                  .08%             .00%

MPS operations

      For the three months ended June 30, 2001 the loss from the MPS mortgage operation totaled $341,000 as compared to a loss of $1,149,000 for the same period in 2000. Revenues increased $1,336,000 or 51% over 2000 and expenses increased $528,000 or 14% over 2000. Net gains on loan sales and other fees increased from 3.54% as a percent of loans sold in the second quarter of 2000 to 4.02% as a percent of loans originated in the second quarter of 2000. Increases in the margins are attributable to the increase in MPS's retail sub-prime production that generates larger fees. Retail originations of sub-prime loans accounted for approximately 68% of the second quarter of 2001 production as compared to 18% in the second quarter of 2000.

      Compensation expenses as a percent of production decreased to 3.01% in the second quarter of 2001 from 4.77% for the same period of 2000. Other expenses decreased to 1.40% of production for the quarter ended June 30, 2001 from 2.04% of production for the three months ended June 30, 2000. Compensation expenses were lower due to the large increase in mortgage loan production that absorbs support personnel expenditures, offset somewhat by larger incentive compensation associated with the retail sub-prime branches. Additionally the second quarter of 2000 included an $184,000 compensation charge as a result of the sale of the Southern California wholesale operation. Other operating expenses increased as the costs of operating retail branches are higher than those of wholesale and correspondent origination functions as a result of additional costs of facilities, telecommunications, equipment and other expenses associated with additional retail production personnel. As a percent of production other operating expenses declined as the higher costs were absorbed by higher production.

      Net interest spread as a percentage of production increased from .11% for the three months ended June 30, 2000 to .22% for the three months ended June 30, 2001 as a result of an increased spread between the rates charged to borrowers and the LIBOR based borrowings of MPS.

PAMCO operations

      For the three months ended June 30, 2001, MPS's principally prime production operation, PAMCO, recorded earnings of $146,000 as compared to earnings of $27,000 for the three months ended June 30, 2000. Operating revenues for the quarter ended June 30, 2001 totaled $3,498,000 as compared to $2,907,000 for 2000 and expenses for the quarter ended June 30, 2001 totaled $3,352,000 as compared to $2,880,000 for 2000.

      Gains on sales of loans and other loan fees as a percent of production was 1.77% for the three months ended June 30, 2001 as compared to 2.42% for the three months ended June 30, 2000. Margins were adversely affected by the higher percentage of wholesale loan production and sales than in the same period in 2000. Wholesale originations accounted for 40% of second quarter 2001 production as compared to 13% in the same period of 2000.

      Compensation expenses as a percent of production decreased to 1.39% from 1.63% for the three months ended June 30, 2000 due to the higher levels of loan production particularly wholesale originations which result in lower personnel costs. Other expenses as a percent of loan originations decreased from .65% for the three months ended June 30, 2000 to .41% for the three months ended June 30, 2001. Other expenses have declined as increases in production have absorbed fixed costs. Additionally the absolute costs of occupancy and fixed asset depreciation have declined from the same period in 2000.

      Net interest margin was approximately $123,000 as compared to a net interest margin of $2,000 in the same period of 2000 as spreads improved between the rates charged borrowers and the rates charged PAMCO on its lines of credit. Additionally average balances have increased significantly between 2000 and 2001 due to increased production.

Corporate and Intercompany Eliminations

      Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

      Compensation expense totaled $53,000 for the three months ended June 30, 2001 as compared to $70,000 for the same period in 2000. The decrease was attributable to a reduction in personnel in 2000.

      Interest expense to affiliates was $277,000 for the three months ended June 30, 2001, an increase of $10,000 over 2000. The increase was attributable to the additional interest due on the Company elected deferral of interest under the notes payable to SFSC.

      Other expenses totaled $222,000 for the second quarter of 2001 as compared to $119,000 for the second quarter of 2000. Other expenses increased principally due $86,000 in legal expenses associated with the litigation described in Part II Item 1. Other Information and a $15,000 charge by Centex Financial Services, Inc. under a transition services agreement entered into in connection with the proposed acquisition of the Company. Reducing other expenses at NAB are credits for interest earned by NAB from MPS. Interest earned from MPS totaled $72,000 and for the second of 2001 and 2000, respectively.

Results of Continuing Operations for the Six Months Ended June 30, 2001 and 2000

Residential Mortgage Banking

      A summary of the major revenue and expense components of the mortgage banking operation for the six months ended June 30, 2001 and 2000 are as follows (in thousands):

                                                   Six months ended June 30,
                                                     2001             2000
                                                  ---------        ---------
MPS (principally sub-prime)

Gains on sales of loans and other fee income      $   6,395        $   3,582
Interest income                                       1,035            1,116
Other revenue                                            --              111
Compensation and benefits                            (5,143)          (4,506)
Interest expense                                       (676)            (905)
Other expenses                                       (2,402)          (1,806)
                                                  ---------        ---------
  Loss from operations                            $    (791)       $  (2,408)
                                                  =========        =========

Loans originated                                  $ 153,235        $ 101,081
Loans sold                                        $ 148,525        $ 110,076
Gains on sales of loans and other fee
  income as a percent of loans sold                    4.31%            3.25%
Compensation and benefits
  as a percent of originations                         3.36%            4.46%

Other expenses as a percent
  of originations                                      1.57%            1.79%
Net interest income as a
  percent of originations                               .23%             .21%

PAMCO (principally prime)

Gains on sales of loans
  and other fee income                            $   4,862        $   4,308
Interest income                                       1,399              943
Compensation and benefits                            (3,851)          (3,220)
Interest expense                                     (1,271)            (957)
Other expenses                                       (1,289)          (1,301)
                                                  ---------        ---------
  (Loss) earnings from operations                 $    (150)       $    (227)
                                                  =========        =========

Loans originated                                  $ 263,703        $ 181,851
Loans sold (1)                                    $ 249,184        $ 179,971
Gains on sales of loans and other fee
  income as a percent of loans sold                    1.95%            2.39%
Compensation and benefits
  as a percent of originations                         1.46%            1.77%
Other expenses as a percent
  of originations                                       .49%             .72%
Net interest (expense) income as a
  percent of originations                               .05%            (.01%)

MPS operations

      For the six months ended June 30, 2001 the loss from the MPS mortgage operation totaled $791,000 as compared to a loss of $2,408,000 for the same period in 2000. Revenues increased $2,621,000 or 55% over 2000 and expenses increased $1,004,000 or 14% over 2000. Net gains on loan sales and other fees increased from 3.25% as a percent of loans sold in the first half of 2000 to 4.31% as a percent of loans originated in the second quarter of 2001. Increases in the margins are attributable to the increase in MPS's retail sub-prime production which generates larger fees and the elimination of the correspondent operation subsequent to the first quarter of 2000 along with the sale of the California wholesale operation in April 2000, both of which carried lower sales margins. Retail originations accounted for approximately 63% of 2001 production as compared to just 13% in the first half of 2000.

      Compensation expenses as a percent of production decreased to 3.36% for the six months ended June 30, 2001 from 4.46% for the same period in 2000. Other expenses decreased to 1.57% of production for the six months ended June 30, 2001 from 1.79% of production for the six months ended June 30, 2000. Compensation and other expenses have declined as MPS has reduced costs in its wholesale and correspondent (which has been eliminated) origination functions. Compensation expenses were lower due to the large increase in mortgage loan production that absorbs support personnel costs, offset somewhat by larger incentive compensation associated with the retail sub-prime branches. Additionally the second quarter of 2000 included an $184,000 compensation charge as a result of the sale of the Southern California wholesale operation. Other operating expenses as a percent of production has declined as increased production has absorbed fixed costs such as occupancy.

      Net interest spread as a percentage of production increased from .21% for the six months ended June 30, 2000 to .23% for the six months ended June 30, 2001 as a result of a larger spread between the rates charged to borrowers and the LIBOR based borrowings of MPS.

PAMCO operations

      For the six months ended June 30, 2001 MPS's principally prime production operation, PAMCO, recorded losses of $150,000 as compared to a loss of $227,000 for the six months of June 30, 2000. Operating revenues totaled $6,261,000 as compared to $5,251,000 for 2000 and expenses totaled $6,411,000 as compared to $5,478,000 for 2000.

      Gains on sales of loans and other loan fees as a percent of production was 1.95% for the six months ended June 30, 2001 as compared to 2.39% for the six months ended June 30, 2000. Margins were adversely affected by the higher percentage of wholesale loan production and sales than in the same period in 2000. Wholesale originations accounted for 36% of first half of 2001's production as compared to 13% in the same period of 2000.

      Compensation expenses as a percent of production declined to 1.46% for the six months ended June 30, 2001 as compared to 1.77% for the same period of 2000. Compensation expenses declined due to the higher levels of loan production particularly wholesale originations that result in lower personnel costs. Other expenses as a percent of loan originations declined from .72% for the six months ended June 30, 2000 to .49% for the six months ended June 30, 2001. Other expenses have declined as increases in production have absorbed fixed costs. Additionally the absolute costs of occupancy and fixed asset depreciation have declined from the same period in 2000.

      Net interest income was $128,000 for the six months ended June 30, 2001 as compared to net interest expense of $14,000 for the same period in 2000 as spreads improved between the rates charged borrowers and the rates charged PAMCO on its lines of credit. Additionally average balances have increased significantly between 2000 and 2001 due to increased production.

Corporate and Intercompany Eliminations

      Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

      Compensation expense totaled $108,000 for the six months ended June 30, 2001 as compared to $150,000 for the same period in 2000. The decrease was attributable to a reduction in personnel in 2000.

      Interest expense to affiliates was $540,000 for the six months ended June 30, 2001, a decrease of $28,000 over 2000. The decrease is attributable to the Company's debt repayment to SFSC in early 2000, offset somewhat by the additional interest due on the Company elected deferral of interest under the notes payable to SFSC.

      Other expenses totaled $336,000 for the six months ended June 30, 2001 as compared to $246,000 for the same period in 2000. The increase is due to legal expenses totaling $86,000 associated with the litigation described in Part II.
Item 1. Other Information and a $15,000 charge by Centex Financial Services, Inc. under a transition services agreement entered into in connection with a proposed acquisition of the Company, offset somewhat by a decrease in professional fees and costs associated with the NAB California office that was eliminated in the second quarter of 2000. Additionally, the first quarter of 2000 included a $47,000 reduction in minority interest due to losses at MPS. Minority interest was reduced to zero in the first quarter of 2000. Reducing other expenses at NAB are credits for interest earned by NAB from MPS. Interest earned from MPS totaled $143,000 for the six months ended June 30, 2001 and 2000, respectively.

Results of Discontinued Operations

      Discontinued operations consist of the CPFI and NAFCO lending activities.

      Operating results of the discontinued operations are summarized as follows (in thousands):

                        Three months                 Six months
                       ended June 30,              ended June 30,
                     ------------------          ------------------
                      2001         2000          2001          2000
                     -----         ----          ----          ----
Revenues             $  --         $ 32          $ --          $127
Expenses                --          (13)          (15)           96
                     -----         ----          ----          ----
Net earnings         $  --         $ 45          $ 15          $ 31
                     =====         ====          ====          ====

      The net earnings in 2001 are attributable to resolution of pending litigation at NAFCO at a cost less than the amount anticipated and accrued. Expenses in the second quarter of 2000 include a $40,000 reversal of allowances previously provided.

      LIQUIDITY AND CAPITAL RESOURCES

      As of June 30, 2001, the Company had $1,046,000 in unrestricted cash as compared to $198,000 at December 31, 2000. Cash balances have increased as of result of improved cash flows from new mortgage loan inventory financing, disposals of real estate and under-performing loans that require additional cash to finance and an advance from an officer of $220,000. These additional liquidity sources have been offset by the operating losses of the Company. Cash operating losses have been less than the recorded losses due to the non-payment of interest on the SFSC obligations totaling $540,000 and recorded compensation charges of $457,000 that are not yet due.

      Total assets have increased to $82,430,000 at June 30, 2001 from $64,624,000 at December 31, 2000. The increase is attributable to a significant increase in mortgage loan inventory as a result of the increase in origination activity in the Company's retail operations.

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

      MPS's bank line of credit totals $55,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.75% to 2.75%) over the LIBOR rate. At June 30, 2001, the LIBOR was 3.92%. At June 30, 2001, $52,019,000 was
borrowed under the line. The line of credit matures the earlier of (i) August 31, 2001 or (ii) termination of the CFS transactions. All amounts outstanding at the termination of the line of credit are due within sixty days of maturity. To provide additional credit enhancement to the lenders, CFS agreed to repurchase any defective loan, as defined by the amended agreement upon demand by the bank. Mortgage loans receivable, construction loans receivable and real estate owned totaling $60,083,000 are pledged as collateral under the line of credit. The Company is currently negotiating a renewal of the line of credit to December 31, 2001.

      On March 22, 2001, MPS entered in a Master Mortgage Loan Purchase Agreement with Centex Credit Corporation ("CCC"), an affiliate of Centex Financial Services, Inc. The Agreement allows MPS to finance certain mortgage loans, based on product type, with CCC. The Company will assign the collateral, loan file and take out commitment from the investor to CCC and CCC will fund a portion of the purchase price to MPS. Upon final payment from the investor, CCC will remit the remaining funds to MPS. In addition to the purchase price, the Company will receive interest at the rate stated in the mortgage loan less the Federal Funds rate plus 1.5% (3.95% at June 30, 2001). The Agreement may be terminated upon 30 days notice. Outstanding borrowings under the agreement total $11,848,000 at June 30, 2001 and are collateralized by mortgage loans held for sale totaling $12,000,000.

      At June 30, 2001, the Company had borrowed under two notes from SFSC a total of $7,102,000. The notes bear interest at 14% and are due December 31, 2002. Interest on the notes is due monthly. In 2000, the Company elected to defer interest payments on the notes. The unpaid interest also accrues interest at 14%. The notes require interest to be paid monthly beginning in March 2001, along with mandatory monthly principal repayments of $100,000. NAB currently does not have the cash resources to make principal or interest payments under the notes. Charles E. Bradley, Sr. a former director and officer of the Company owns SFSC. As discussed below, SFSC on June 25, 2001, filed a petition in U.S. bankruptcy court seeking protection under Chapter 11 of the U.S. bankruptcy code.

      At June 30, 2001 CPFI had outstanding a note payable totaling $185,000 to an officer. The note payable is included in net liabilities of discontinued operations in the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000. The note bears interest at 14% and was due July 31, 2001. The note payable was paid on August 14, 2001 as a result of the sale of real estate securing the note. Net proceeds from the sale totaled $142,000. Earnings from the sale totaling approximately $120,000 will be recorded as earnings from discontinued operations in the third quarter of 2001. Interest due on the note at June 30, 2001 totaled $15,000.

      MPS has entered into loan sale agreements with investors in the normal course of business that includes standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require MPS to repurchase loans previously sold or make payments to the investor representing the loss incurred on the loan. If repurchases of loans do occur MPS may only finance 70% of the loan or fair value of the property if a foreclosed property is repurchased, much less than the 98% to 100% of the loan amount under its regular financing arrangements. As of June 30, 2001 MPS had no repurchase requests outstanding. In the opinion of management, the potential exposure related to loan sale agreements of MPS will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

      In connection with a securitization of loans in 1998, MPS provided a credit enhancement for the benefit of the investors in the form of an over-collateralization account held by the trust. The over-collateralization account is required by the servicing agreement to be maintained at 2.75% of the fixed rate balance and 4% of the adjustable rate balance of the securities, subject to certain minimum performance requirements relating to the loans in the security. One of these requirements is a delinquency (60 days or more) ratio that must be less than 10.50% on a six month rolling average basis. In June of 2001, the actual delinquency ratio exceeded 10.50%. As a result, the required levels of over-collateralization were increased to an amount equal to the principal balance of the loans that are 60 days or more delinquent. At June 30, 2001 that amount was $2,771,000. No cash will be released to the Company until the delinquency ratio declines to below 10.50% or the over-collateralization account exceeds the new required levels of over-collateralization. Based upon the projected decline in delinquencies the Company expects to resume receiving distributions in the third or fourth quarter of 2001.

      As discussed in note 1 to the consolidated financial statements the Company, on March 16, 2001 entered into a Stock Purchase Agreement with Centex Financial Services, Inc. ("CFS"). The Company will as part of the Stock Purchase Agreement solicit acceptances of a prepackaged plan of reorganization (the "Plan of Reorganization") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") from the Company's shareholders. On August 15, 2001 the Company commenced solicitation of these acceptances. Once the Company has received the requisite consents necessary to satisfy applicable Bankruptcy Code requirements, the Company has agreed to file a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code with the bankruptcy court. Consummation of transactions contemplated by the Stock Purchase Agreement is contingent upon a number of conditions precedent, including, without limitation, approval of the Plan of Reorganization by the bankruptcy court. It is anticipated that upon completion of the transactions contemplated, NAB will have sufficient funds to pay its creditors. The Company will then become privately held and the stock will no longer be traded on any exchange. Additionally at closing, CFS or an affiliate of CFS, will lend $6,102,000, net of a loan fee, to SFSC. CFS will cause the Company to pay its obligations to SFSC in the ordinary course of business and, using the proceeds from the repayment of the Company's obligations, SFSC will repay CFS or its affiliate the amounts due under the $6,102,000 note.

      On June 25, 2001 SFSC filed a petition in the U. S. bankruptcy court for the District of Connecticut seeking protection under Chapter 11 of the U.S. bankruptcy code. In order to complete the reorganization transactions the parties to the transactions must obtain approval of the U.S. bankruptcy court in Connecticut. Management does not expect the bankruptcy filing to have a material impact on NAB or the ability of the parties to complete the transactions.

      Management has had no indication that the CFS transactions will not be completed as contemplated. If the CFS transactions do not occur the Company will be required to sell assets, operations or its investment in MPS to settle its obligations. Additionally, MPS's line of credit matures on August 31, 2001. There can be no assurance that the lenders will extend or renew the MPS credit facility. The Company is currently negotiating a renewal of the line of credit to December 31, 2001. As discussed above MPS has entered into a Master Mortgage Loan Purchase Agreement with Centex Credit Corporation. The agreement may be terminated upon 30 days notice. If the CFS transactions are not completed, it is expected that the CCC agreement and the bank line of credit would be terminated. If financing is unavailable the Company will be required to sell assets, operations or its investment in MPS to settle its obligations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

      In the first quarter of 2001, CFS advanced $50,000 to NAB pursuant to a note, with interest at 8%, due on demand. Proceeds were used to pay costs associated with the CFS transactions. An officer of the Company advanced MPS $220,000 in March 2001. The amount remains due at June 30, 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company's market risk profile has not significantly changed since December 31, 2000. For a discussion of the Company's market risk, read Item 7A of the Company's 10K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      The Company has been named as a defendant in several lawsuits in the Superior Court for Los Angeles County, California. All of these suits arise out of SFSC's default on certain payments to structured settlement payees. Although the claims made and the relief sought vary somewhat from suit to suit, in general (1) the suits allege breach of contract, breach of fiduciary duty, negligence, conversion, fraudulent conveyance, fraud and violations of certain statutes and (2) the relief sought includes compensatory and punitive damages, statutory penalties and attorneys' fees and costs. The plaintiffs' theory of liability against the Company in these suits is based on the allegations that the Company is the alter ego of SFSC and Mr. Bradley, Sr., who is the sole shareholder and director of SFSC and the former Chairman of the Board of the Company, and that the Company participated in the actions and omissions alleged. The Company denies these allegations. In addition to the Company, there are numerous defendants in these suits, including SFSC, Charles E. Bradley, Sr., Charles E. Bradley, Jr., a former director, and several major financial institutions and certain others. The Company is currently negotiating a settlement agreement with the plaintiffs. The proposed settlement will have no financial impact upon the Company. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from the lawsuits would not have a material adverse effect on the Company's consolidated financial position and results of operations.

      The Company is also subject to lawsuits that arise in the ordinary course of its business. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from existing and threatened lawsuits would not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             Dated: August 17, 2001


                             By:   /s/ James Hinton
                                ----------------------------------------
                                   James Hinton
                                   President and Chief Executive Officer

                             By:   /s/ Alan Ferree
                                ----------------------------------------
                                   Alan Ferree
                                   Senior Vice President and
                                   Chief Financial Officer