Form 10-Q
period 2001-09-30
NAB ASSET CORP
filed 2001-11-16
CIK 873458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period ended September 30, 2001

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from____________to__________

Commission file number 0-19391



                              NAB ASSET CORPORATION
                 ----------------------------------------------
                    (Exact name of registrant as specified in
                                  its charter)

                     Texas                         76-0332956
      ---------------------------------  -------------------------------
           (State of Incorporation)      (I.R.S. Employer Identification
                                                     Number)

      4144 N. Central Expy., Suite 800,
                  Dallas, TX                          75204
      ---------------------------------   ------------------------------
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

Yes  [X]   No  [ ]

As of November 10, 2001, there were 5,091,300 shares of common stock, $.10 par value per share, of the registrant outstanding.

PART I -- FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                     NAB ASSET CORPORATION and Subsidiaries
                             A Debtor in Possession
                           Consolidated Balance Sheets
                    (dollars in thousands, except share data)

                                                         September 30,
                        Assets                               2001       December 31,
                                                         (unaudited)        2000
                                                         -----------    -----------
Cash and cash equivalents                                  $  1,044       $    198
Restricted cash                                               3,230          3,945
Receivables:
     Construction loans, net                                     --          2,808
     Residential mortgage loans held for sale                55,406         51,828
     Loans to officers                                           --            827
     Other receivables                                          737            756
Residual interest in securitization of mortgage loans         2,963          2,906
Real estate owned                                                12            492
Property and equipment, net                                     188            298
Costs in excess of net assets acquired, net                      97            230
Other assets                                                    858            336
                                                           --------       --------
          Total assets                                     $ 64,535       $ 64,624
                                                           ========       ========


              Liabilities and Shareholders' Deficit

Liabilities:
Warehouse lines of credit                                  $ 45,215       $ 48,634
Notes payable to Stanwich Financial Services Corp.            7,102          7,102
Drafts payable                                                9,223          7,673
Accounts payable and other liabilities                        7,365          3,993
Net liabilities of discontinued operations                        3             40
                                                           --------       --------
          Total liabilities                                  68,908         67,442

Shareholders' deficit:
Common stock:  $.10 par value, 30,000,000 authorized
     shares, 5,091,300 shares issued and outstanding
     at September 30, 2001 and December 31, 2000                509            509
Additional paid-in capital                                    7,815          7,815
Accumulated deficit                                         (12,697)       (11,142)
                                                           --------       --------
          Total shareholders' deficit                        (4,373)        (2,818)
                                                           --------       --------
          Total liabilities and shareholders' deficit      $ 64,535       $ 64,624
                                                           ========       ========


      See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                             A Debtor in Possession
                      Consolidated Statements of Operations
                    (dollars in thousands, except share data)
                                   (unaudited)

                                                       Three months ended                 Nine months ended
                                                          September 30,                      September 30,
                                                  ----------------------------       -----------------------------
                                                      2001             2000              2001              2000
                                                  -----------      -----------       -----------       -----------
Revenues:
 Gains on sales of loans                          $     2,630      $     2,302       $     7,292       $     6,378
 Interest income                                        1,198            1,080             3,652             3,237
 Origination and other fee income                       3,134            2,441             9,729             6,366
                                                  -----------      -----------       -----------       -----------
          Total revenues                                6,962            5,823            20,673            15,981

Costs and expenses:
 Compensation and benefits                              3,976            3,669            13,079            11,545
 Interest expense                                         881              861             2,686             2,579
 Interest expense-affiliates                              292              254               832               822
 General and administrative                             1,752            1,730             5,824             5,111
 Minority interest                                         --               --                --               (47)
                                                  -----------      -----------       -----------       -----------
          Total costs and expenses                      6,901            6,514            22,421            20,010
                                                  -----------      -----------       -----------       -----------
Earnings (loss) from continuing
  operations before income taxes                           61             (691)           (1,748)           (4,029)

Income tax expense (benefit)                                2                5               (45)               12
                                                  -----------      -----------       -----------       -----------
Earnings (loss) from continuing                            59             (696)           (1,703)           (4,041)
  operations

Earnings (loss) from discontinued
  operations, net of income taxes                         133               (7)              148                24
                                                  -----------      -----------       -----------       -----------
Net earnings (loss)                               $       192      $      (703)      $    (1,555)      $    (4,017)
                                                  ===========      ===========       ===========       ===========
Basic and diluted earnings (loss) per share:

Continuing operations                             $       .01      $     (0.14)      $     (0.34)      $     (0.79)

Earnings (loss) per share from
  discontinued operations, net of
  income taxes                                            .03               --               .03                --
                                                  -----------      -----------       -----------       -----------
Earnings (loss) per share                         $       .04      $     (0.14)      $     (0.31)      $     (0.79)
                                                  ===========      ===========       ===========       ===========

Weighted average common shares
  outstanding, basic and diluted                    5,091,300        5,091,300         5,091,300         5,091,300
                                                  ===========      ===========       ===========       ===========


      See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                             A Debtor in Possession
                      Consolidated Statements of Cash Flows
                             (dollars in thousands)
                                   (unaudited)

                                                            Nine months ended
                                                              September 31,
                                                           ------------------
                                                             2001      2000
                                                           -------    -------
Cash flows from operating activities:
     Net loss                                              $(1,555)    $(4,017)
     Adjustments to reconcile net loss to net cash
       provided by (used by) operating activities:
        Amortization of net interest receivable account        366         569
        Deposits to overcollateralization account             (423)       (615)
        Cash released from the overcollateralization
          account                                               --         620
        Deferred compensation charge                            --         184
        Depreciation and amortization                          317         486
        Minority interest                                       --         (47)
        Net changes in:
          Restricted cash                                      715      (3,902)
          Residential mortgage loans held for sale and
            real estate owned                               (3,578)      5,304
          Other receivables                                     19         303
          Other assets                                        (549)        291
          Real estate owned                                    480          (3)
          Drafts payable                                     1,550      (1,407)
          Accounts payable and other liabilities             3,372         474
     Discontinued operations                                  (148)        (24)
                                                           -------     -------
            Net cash provided by (used by) operating           566      (1,784)
              activities

Cash flows from investing activities:
     Construction loans                                      2,808         498
     Loans to officers                                         827          --
     Sales of property and equipment                            40          --
     Purchases of property and equipment                       (87)        (42)
                                                           -------     -------
            Net cash provided by investing activities        3,588         456

Cash flows from financing activities:
     Net repayments of warehouse lines of credit            (3,419)        (13)
     Principal payments on notes payable to affiliates          --      (2,175)
                                                           -------     -------
           Net cash used by financing activities            (3,419)     (2,188)

Cash from discontinued operations                              111       2,839
                                                           -------     -------

Net increase (decrease) in cash and cash equivalents           846        (677)
Cash and cash equivalents at beginning of period               198       1,397
                                                           -------     -------

Cash and cash equivalents at end of period                 $ 1,044     $   720
                                                           =======     =======
Supplement disclosure of cash flow information:
     Cash paid during the period for
           Interest                                        $ 2,381     $ 2,874
           Taxes                                           $    14     $    18


      See accompanying notes to unaudited consolidated financial statements

                     NAB ASSET CORPORATION and Subsidiaries
                             A Debtor in Possession
            Notes to the Unaudited Consolidated Financial Statements



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

Proposed Transaction with Centex Financial Services, Inc.

        On March 16, 2001, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with Centex Financial Services, Inc. ("CFS") and Stanwich Financial Services Corp. ("SFSC"). Pursuant to the Stock Purchase Agreement, the Company agreed to issue to CFS a number of shares of common stock of the Company equal to 49.9% of the issued and outstanding post-redemption (as described below) common stock of the Company. These shares will be in addition to the 117,500 shares of common stock (2.31% of outstanding) of the Company currently owned by CFS. Under the Stock Purchase Agreement, at closing CFS will
(i) pay to a disbursing agent an amount (the "Closing Payment") equal to $0.106 multiplied by the number of shares of common stock held by the Non-Principal Holders (the "Closing Payment"), and (ii) pay to the Company approximately $930,000 plus the amount of outstanding trade payables in order to fully satisfy other outstanding debts and claims of the Company. The Non-Principal Holders include all common shareholders of the Company other than CFS, Consumer Portfolio Services, Inc. ("CPS") and Greenhaven Associates, Inc. ("Greenhaven" and, together with CPS and CFS, the "Principal Holders"). Additionally at closing, CFS or an affiliate of CFS, will lend $6,102,000, net of a loan fee, to SFSC. CFS will cause the Company to pay its obligations to SFSC in the ordinary course of business and, using the proceeds from the repayment of the Company's obligations, SFSC will repay CFS or its affiliate the amounts due under the $6,102,000 note. SFSC on June 25, 2001, filed a petition in the United States Bankruptcy Court in Connecticut seeking protection under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code"). On August 6, 2001, the Company, CFS and SFSC entered into an amended and restated stock purchase agreement (the "Stock Purchase Agreement") to extend the proposed timing for closing, address the required approval of SFSC's bankruptcy court, and add additional conditions to closing. On October 3, 2001 the Connecticut bankruptcy court approved SFSC's obligations under the Stock Purchase Agreement.

        As part of the Stock Purchase Agreement, the Company agreed to solicit acceptances of a prepackaged plan of reorganization (the "Plan of Reorganization") under Chapter 11 of the Bankruptcy Code from the Company's shareholders. On August 15, 2001 the Company began solicitation of these acceptances and on September 21, 2001 the solicitation period ended with approximately 84% of the voted shares approving the contemplated transactions. In accordance with the terms of the Stock Purchase Agreement on September 26, 2001 the Company filed a voluntary petition under Chapter 11 of the Bankruptcy Code and the Plan of Reorganization. On October 30, 2001 the Plan of Reorganization was confirmed by the bankruptcy court, subject to certain estimation procedures relating to the contingent liabilities of the Company.

        One of the closing conditions under the Stock Purchase Agreement relates to the estimate, by the bankruptcy court, of the value of certain claims made by plaintiffs in certain litigation to which the Company is a party. The nature of those claims is described in note (7). If the claims are valued in the Company's bankruptcy case at any amount in excess of zero or a nominal value, CFS may elect to terminate the Stock Purchase Agreement. The date of the hearing to estimate the claims has been set for December 14, 2001. In the event the closing of the transactions described above does not occur prior to November 30, 2001, either the Company or CFS can terminate the Stock Purchase Agreement (unless the parties agree to extend this date). The Company is currently in negotiations to resolve the outstanding conditions to closing the transaction under the Stock Purchase Agreement and potentially extend the November 30, 2001 date.

        If the conditions to closing are met, on the closing of the transactions contemplated by the Stock Purchase Agreement the Company will, through a disbursing agent, redeem the shares held by the Non-Principal Holders by distributing a pro-rata portion of the Closing Payment to each of the Non-Principal Holders. Following the closing, the Principal Holders will retain the number of shares of common stock they currently hold. If the transactions contemplated by the Stock Purchase Agreement are consummated, CFS will own a majority of the issued and outstanding common stock of the Company following the closing.

Discontinued Operations

        In the third quarter of 1999 the Company elected to dispose of CPFI and NAFCO. CPFI began operations in December 1997 and was engaged in the business of providing financing and servicing to residential homebuilders. NAFCO began operations in 1997 and was a lender to companies in the rent-to-own and rental purchase industries.

        Summarized assets and liabilities for the discontinued operations are as follows (in thousands):

                                              September 30,  December 31,
                                                  2001          2000
                                              -------------  ------------
Other assets                                      $  12         $ 220
Loan from officer                                    --          (185)
Other liabilities                                   (15)          (75)
                                                  -----         -----
Net liabilities of discontinued operations        $  (3)        $ (40)
                                                  =====         =====


        Operating results of the discontinued operations are summarized as follows (in thousands):

                           Three months ended          Nine months ended
                              September 30,              September 30,
                           ------------------         -------------------
                            2001         2000          2001          2000
                           -----        -----         -----         -----
Revenues                   $ 133        $  --         $ 133         $ 127
Expenses                      --            7           (15)          103
                           -----        -----         -----         -----
Net earnings (loss)        $ 133        $  (7)        $ 148         $  24
                           =====        =====         =====         =====


        In August 2001, CPFI sold its remaining asset for a net purchase price of $345,000. The gain recorded as a result of the transaction was $133,000. Proceeds from the sale were used in part to pay in full, including interest due, an $185,000 note payable to an officer. Earnings in 2001 also include the resolution of pending litigation at NAFCO at a cost less than the amount anticipated and accrued. Expenses in the second quarter of 2000 include a $40,000 reversal of allowances previously provided.

New Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS 144), which supersedes both Statement of Financial Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS 121) and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" (APB
30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. SFAS 144 retains the basic provisions of APB 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

        The Company is required to adopt SFAS 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS 144 will have on the Company's financial statements.

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations", (SFAS 141) and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, which has been superceded by SFAS 144.

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

        Goodwill amortization for the nine months ended September 30, 2001 and the twelve months ended December 31, 2000 totaled $98,000 and $212,000, respectively. As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $70,000 that will be subject to the transition provisions of SFAS 141 and 142. It is not expected that the adoption of SFAS 141 or 142 will have a material effect on the consolidated financial statements.

        On April 1, 2001 the Company adopted the consensus expressed in the Emerging Issues Task Force 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Assets" (EITF 99-20). The adoption of EITF 99-20 had no impact on the consolidated financial statements.

(2) BASIS OF FINANCIAL STATEMENT PRESENTATION

        The consolidated balance sheet of the Company as of September 30, 2001, the related consolidated statements of operations and the cash flows for the three and nine-month periods ended September 30, 2001 and 2000 are unaudited. These statements reflect, in the opinion of management, all adjustments consisting only of normal recurring accruals necessary for a fair presentation of the consolidated balance sheet of the Company as of September 30, 2001, and results of consolidated operations for the three and nine months ended September 30, 2001 and 2000 and consolidated cash flows for the nine months ended September 30, 2001 and 2000. The results of consolidated operations for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 2001.

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

(3) WAREHOUSE LINES OF CREDIT

        MPS has a $55,000,000 line of credit agreement with a bank, of which $33,537,000 was outstanding at September 30, 2001. The interest rate charged the Company is based upon a spread over the one-month LIBOR rate plus 1.75% to 2.75%, as defined in the credit agreement. At September 30, 2001, the LIBOR was 3.17%. Generally, the Company must fund 1% of the mortgage loan amount and 10% of the outstanding balance of the construction loan. Outstanding amounts are collateralized by residential mortgage loans held for sale and construction loans. Fees paid in association with the line of credit have been capitalized and amortized over the life of the warehouse line of credit. The line of credit is guaranteed by NAB. The line of credit matures the earlier of (i) December 31, 2001 or (ii) termination of the CFS transactions. All amounts outstanding at the termination of the line of credit are due within sixty days of maturity. To provide additional credit enhancement to the lenders, CFS agreed to repurchase any defective loan, as defined by the amended agreement upon demand by the bank. No loans have been repurchased by CFS. Mortgage loans receivable and real estate owned totaling $43,612,000 are pledged as collateral under the line of credit.

        On March 22, 2001, MPS entered into a Master Mortgage Loan Purchase Agreement with Centex Credit Corporation (CCC), an affiliate of CFS. The Agreement allows the Company to finance certain mortgage loans, based on product type, with CCC. The Company will assign the collateral, loan file and take out commitment from the investor to CCC, and CCC will fund a portion of the purchase price to the Company. Upon final payment from the investor, CCC will remit the remaining funds to the Company. In addition to the purchase price, the Company will receive interest at the rate stated in the mortgage loan less the Federal Funds rate plus 1.5% (2.85% at September 30, 2001). Outstanding borrowings under the agreement total $11,678,000 at September 30, 2001 and are collateralized by mortgage loans held for sale totaling $11,806,000.

(4) NOTES PAYABLE AND OTHER LIABILITIES DUE TO AFFILIATES

        At September 30, 2001, the Company has borrowed under notes from SFSC a total of $7,102,000. Charles E. Bradley, Sr., a former officer and director of NAB, owns SFSC. As discussed in Note 1, SFSC on June 25, 2001, filed a petition in U.S. bankruptcy court seeking protection under Chapter 11 of the U.S. bankruptcy code.

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

        NAB has borrowed from CFS, pursuant to several notes, a total of $546,000. The notes bear interest at 8% and are due on demand. Proceeds were used to pay costs associated with the CFS transactions. An officer of the Company advanced MPS $220,000 in March 2001. The advance was repaid in August 2001.

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

        The following is a summary of the results of continuing operations by business line for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 (in thousands):

                                                                               Earnings (Loss) From
                                 External Revenue        Interest Expense      Continuing Operations
                                ------------------      ------------------     ---------------------
Business Line                    2001        2000        2001        2000        2001         2000
-------------                   ------      ------      ------      ------     -------       -------
Residential mortgage
banking-sub-prime               $3,515      $2,654      $  370      $  321      $   37       $ (579)
Residential mortgage
banking-prime                    3,447       3,157         584         613         473          223
Corporate and intercompany
eliminations                        --          12         219         181        (451)        (340)
                                ------      ------      ------      ------      ------       ------
Total                           $6,962      $5,823      $1,173      $1,115      $   59       $ (696)
                                ======      ======      ======      ======      ======       ======


        The following is a summary of the results of continuing operations by business line for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 (in thousands):

                                                                                   Earnings (Loss) From
                                 External Revenue          Interest Expense        Continuing Operations
                               --------------------      --------------------      ---------------------
Business Line                   2001         2000         2001         2000         2001          2000
-------------                  -------      -------      -------      -------      -------       -------
Residential mortgage
banking-sub-prime              $10,945      $ 7,497      $ 1,046      $ 1,226      $  (754)      $(3,025)
Residential mortgage
banking-prime                    9,708        8,409        1,856        1,570          323            35
Corporate and
intercompany eliminations           20           75          616          605       (1,272)       (1,051)
                               -------      -------      -------      -------      -------       -------
Total                          $20,673      $15,981      $ 3,518      $ 3,401      $(1,703)      $(4,041)
                               =======      =======      =======      =======      =======       =======


        The following is a summary of total assets by business line for September 30, 2001 as compared to December 31, 2000 (in thousands):

                                                  September 30,   December 31,
                                                      2001            2000
                                                  -------------   ------------
Residential mortgage banking-sub-prime(1)            $ 65,817       $ 65,658
Residential mortgage banking-prime(1)                     N/A            N/A
Other assets                                              789            980
Elimination of corporate payables / receivables        (2,071)        (2,014)
                                                     --------       --------
Total                                                $ 64,535       $ 64,624
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

        As discussed in note (1) the Company has entered into a Stock Purchase Agreement with CFS and has filed a voluntary petition under Chapter 11 of the Bankruptcy Code and a Plan of Reorganization. Upon completion of the transactions contemplated NAB will have sufficient funds to pay its creditors. Additionally the Company will become privately held and the stock will no longer be publicly traded on any exchange.

        As discussed in note (1) certain contingencies must still be resolved in order for the CFS transactions to be completed. If the transactions contemplated by the Stock Purchase Agreement do not close the Company will be required to sell assets, operations or its investment in MPS to settle its obligations. Additionally, MPS's line of credit matures on December 31, 2001. There can be no assurance that the lenders will extend or renew the MPS credit facility. As discussed above MPS has entered into a Master Mortgage Loan Purchase Agreement with CCC. The agreement may be terminated upon 30 days notice. If the CFS transactions are not completed, it is expected that the CCC agreement and the bank line of credit would be terminated. If financing is unavailable the Company will be required to sell assets, operations or its investment in MPS to settle its obligations.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

(7) CONTINGENCIES

        The Company has been named as a defendant in several lawsuits in the Superior Court for Los Angeles County, California. All of these suits arise out of SFSC's default on certain payments to structured settlement payees. Although the claims made and the relief sought vary somewhat from suit to suit, in general (1) the suits allege breach of contract, breach of fiduciary duty, negligence, conversion, fraudulent conveyance, fraud and violations of certain statutes and (2) the relief sought includes compensatory and punitive damages, statutory penalties and attorneys' fees and costs. The Company denies these allegations. In addition to the Company, there are numerous defendants in these suits, including SFSC, Charles E. Bradley, Sr., a former officer and director of the Company, Charles E. Bradley, Jr., a former director, and several major financial institutions and certain others. The Company is currently negotiating a settlement with the plaintiffs. The proposed settlement will have no financial impact upon the Company. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from the lawsuits would not have a material adverse effect on the Company's consolidated financial position and results of operations.

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

        Loans Held For Sale

        The Company's mortgage loan production is financed under a $55,000,000 line of credit with a federal savings bank and a mortgage loan purchase agreement with an affiliate of CFS, Centex Credit Corporation ("CCC"). The interest rates charged on the line of credit vary based on the type of loan, such as prime, sub-prime and construction. Generally, the Company must fund 1% of the mortgage loan amount. The interest rate charged the Company under the line of credit is based upon a spread over the one month London Inter Bank Offering Rate ("LIBOR") ranging from 1.75% to 2.75%. At September 30, 2001, the LIBOR was 3.17%. The mortgage loan purchase agreement with CCC allows the Company to finance certain mortgage loans, based on product type, with CCC at 98% of the sales price of the loan. Upon final payment of the sales price from the investor, CCC will remit the remaining funds to the Company. In addition to the purchase price, the Company will receive interest at the rate stated in the mortgage loan less the Federal Funds rate plus 1.5%. At September 30, 2001, the Federal Funds rate was 2.85%. Amounts due under the line of credit and mortgage loan purchase agreement total $33,537,000 and $11,678,000, respectively, at September 30, 2001.

        At September 30, 2001, residential mortgage loans held for sale totaled $55,406,000. Of this amount $28,531,000 was conventional and government insured or guaranteed loans (prime) and $26,875,000 was sub-prime loans.

        The prime loans are sold individually to large mortgage bankers or financial institutions. The Company represents and warrants to the investor that the prime loans were underwritten to the appropriate guidelines. The sub-prime loans held for sale at September 30, 2001 are being sold on a bulk and flow basis. Both prime and sub-prime loans are generally sold within a forty-five day period from the date of origination. The Company generally represents and warrants to the investor that each sub-prime loan was underwritten to the investor's guidelines and that the borrower's financial position is the same at the date of delivery to the investor as the origination date. Pursuant to the agreements between the investors and the Company, once the loan is originated under the investor's guidelines and the loan is purchased, the investor is prohibited from modifying the guidelines for that loan. The Company also agrees to reimburse the investor a portion of the purchase premium if the loan pays in full over a period of up to one year after purchase. The Company defers a portion of the purchase premium as an accrual for indemnification, which reduces the gain recorded on each loan sale, to cover the potential liability resulting from the warranties given to the investor.

        At September 30, 2001, the liability as a result of the warranties given to the purchasers (accrual for indemnifications) of the Company's loans totaled $202,000 and is included in accounts payable and other liabilities in the consolidated balance sheet. Additions to the liability totaled $202,000 and $403,000 for the three and nine months ended September 30, 2001 as compared to $186,000 and $587,000 for the same periods in 2000. Such additions are charged to gains on sales of loans. Additions to the accrual for indemnification have declined as repurchase and indemnification activity has subsided.

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

        The performance of the loans underlying the security at September 30, 2001 and December 31, 2000 is as follows:

                                        September 30, 2001                       December 31, 2000
                                -----------------------------------      -----------------------------------
                                  Fixed Rate        Adjustable Rate       Fixed Rate         Adjustable Rate
                                --------------      ---------------      --------------      ---------------
Remaining Principal             $   12,671,000      $     4,548,000      $   17,131,000      $     6,794,000
Annualized prepayment rates              15.23%               23.73%              13.86%               25.21%
Cumulative losses               $       32,000      $        33,000      $        1,000                   --
Delinquency percentages
  30-59 days                              4.26%                  --                1.48%                3.70%
  60-89 days                                --                 4.85%                .20%                  --
  Over 90 days                              --                   --                  --                   --
  Delinquent bankruptcies                 5.25%                7.16%               4.71%                5.71%
  Loans in foreclosure                    2.36%                9.39%               2.47%               12.89%

  Foreclosed loans                        2.54%               12.21%               1.85%                4.31%
  Total delinquencies                    14.41%               33.61%              10.71%               26.61%


        The Company purchased a mortgage pool insurance policy that covers all losses on loan and real estate dispositions up to 5% of the initial pool balances. Claims for losses total $1,231,000 that has been paid to date by the insurer. Total remaining loss coverage under the pool insurance policy is $1,338,000. The fee for the insurance coverage is .52% annually of the unpaid principal of the loans.

        In addition, to facilitate the sale, the Company provided a credit enhancement for the benefit of the investors in the form of an over-collateralization account held by the trust. The over-collateralization account is required by the servicing agreement to be maintained at 2.75% of the fixed rate balance and 4% of the adjustable rate balance of the securities, subject to certain minimum performance requirements relating to the loans in the security. One of these requirements is a delinquency (60 days or more) ratio that must be less than 10.50% on a six month rolling average basis. In December of 2000, the actual delinquency ratio exceeded 10.50%. As a result, the required levels of over-collateralization were increased to an amount equal to the principal balance of the loans that are 60 days or more delinquent. At September 30, 2001, that amount was $2,815,000. No cash will be released to the Company until the delinquency ratio declines to below 10.50% or the over-collateralization account exceeds the new required levels of over-collateralization. Based upon the projected decline in delinquencies the Company expects to resume receiving distributions in the first quarter of 2002.

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

        The residual interests in the securitization consisted of the following:

                                  September 30,   December 31,
                                      2001           2000
                                  -------------   ------------
NIR                                $  798,000     $1,164,000
Over-collateralization account      2,165,000      1,742,000
                                   ----------     ----------
                                   $2,963,000     $2,906,000
                                   ==========     ==========


        The assumptions used in the valuation of the residual interests at September 30, 2001 and December 31, 2000 were as follows:

                                        September 30, 2001         December 31, 2000
                                      ----------------------   ------------------------
                                        Fixed     Adjustable     Fixed       Adjustable
                                      ----------  ----------   ----------    ----------
Discount rate                             12%          12%          12%          12%
Weighted average life                 4.25 years  1.32 years   4.95 years    2.02 years
Prepayment speeds-ramp up to           20% CPR      70% CPR      20% CPR      70% CPR
Cumulative defaults                    12.80%       12.80%       12.50%       12.50%
Cumulative losses, net of losses
   covered by pool insurance             .34%         .34%         .25%         .25%


        Changes in assumptions for the valuation of the residual interest for the three and nine month periods ended September 30, 2001 negatively impacted operations by approximately $115,000. Changes in assumptions for the three and nine-month periods ended September 30, 2000 negatively impacted operations by $90,000 and $312,000, respectively.

        RESULTS OF OPERATIONS

        For the three months ended September 30, 2001 the Company reported earnings of $192,000 as compared to a reported net loss of $703,000 for the three months ended September 30, 2000. For the nine months ended September 30, 2001 the Company reported losses of $1,555,000 as compared to a reported net loss of $4,017,000 for the nine months ended September 30, 2000.

        Operations for the quarter and nine months ended September 30, 2001 were favorably impacted by the continued strength of the conforming mortgage market in general, an increase, year over year, in the Company's sub-prime retail branch production, the sale, at a $133,000 gain, in the third quarter of 2001 of a property within discontinued operations and the final maturity, on June 30, 2001, of the Company's deferred compensation agreements with the MPS executives. The quarterly charge related to those agreements was approximately $229,000.

        Offsetting the favorable trends was an increase, $58,000 and $145,000 for the three and nine months ended September 30, 2001, in legal expenses relating to the California litigation described in Part II Item 1.

Results of Continuing Operations

        The following discussion and analysis presents the significant changes in financial condition and results of continuing operations of the Company's operating segments for the three and nine months ended September 30, 2001 and 2000. A summary of the operating profits and losses by the Company's continuing operating segments is as follows (in thousands):

                                    Three months ended             Nine months ended
                                       September 30,                 September 30,
                                  -----------------------       -----------------------
                                    2001           2000           2001           2000
                                  --------       --------       --------       --------
Revenues:
  Residential mortgage
   banking Sub-prime              $  3,515       $  2,654       $ 10,945       $  7,497
  Residential mortgage
   banking Prime                     3,447          3,157          9,708          8,409
  Corporate and
   intercompany eliminations            --             12             20             75
                                  --------       --------       --------       --------
  Total revenues:                    6,962          5,823         20,673         15,981
Costs and expenses:
  Residential mortgage
   banking Sub-prime                 3,478          3,233         11,699         10,522
  Residential mortgage
   banking Prime                     2,974          2,934          9,385          8,374
  Corporate and
   intercompany eliminations           451            352          1,292          1,126
                                  --------       --------       --------       --------
  Total costs, expenses
   and taxes                         6,903          6,519         22,376         20,022
                                  --------       --------       --------       --------
Earnings (loss) from
 continuing operations
  Residential mortgage
   banking Sub-prime                    37           (579)          (754)        (3,025)
  Residential mortgage
   banking Prime                       473            223            323             35
  Corporate and
   intercompany eliminations          (451)          (340)        (1,272)        (1,051)
                                  --------       --------       --------       --------
Earnings (loss) from
 continuing operations            $     59       $   (696)      $ (1,703)      $ (4,041)
                                  ========       ========       ========       ========


Results of Continuing Operations for the Three Months Ended September 30, 2001 and 2000

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

        A summary of the major revenue and expense components of the mortgage banking operation is as follows (in thousands):

                                           Three months ended
                                             September 30,
                                         ---------------------
                                           2001          2000
                                         -------       -------
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                   $ 2,989       $ 2,176
Interest income                              526           478
Compensation and benefits                 (2,101)       (1,940)
Interest expense                            (370)         (321)
Other expenses                            (1,007)         (972)
                                         -------       -------
  Loss from operations                   $    37       $  (579)
                                         =======       =======

Loans originated                           $  79,944        $  52,601
Loans sold                                 $  76,775        $  45,947
Gains on sales of loans and other fee
  income as a percent of loans sold             3.89%            4.74%
Compensation and benefits
  as a percent of originations                  2.63%            3.69%
Other expenses as a percent
  of originations                               1.26%            1.85%
Net interest income as a
  percent of originations                        .20%             .30%

PAMCO (principally prime)

Gains on sales of loans
  and other fee income                     $   2,775        $   2,567
Interest income                                  672              590
Compensation and benefits                     (1,844)          (1,674)
Interest expense                                (584)            (613)
Other expenses                                  (546)            (647)
                                           ---------        ---------
  Earnings from operations                 $     473        $     223
                                           =========        =========

Loans originated                           $ 128,342        $ 107,185

Loans sold                                 $ 147,166        $ 107,988
Gains on sales of loans and other fee
  income as a percent of loans sold             1.89%            2.38%
Compensation and benefits
  as a percent of originations                  1.44%            1.56%
Other expenses as a percent
  of originations                                .43%             .60%
Net interest income (expense) as a
  percent of originations                        .07%            (.02%)

MPS operations

        For the three months ended September 30, 2001 earnings from the MPS mortgage operation totaled $37,000 as compared to a loss of $579,000 for the same period in 2000. Revenues increased $861,000 or 32% over 2000 and expenses increased $245,000 or 8% over 2000. Net gains on loan sales and other fees decreased from 4.74% as a percent of loans sold in the third quarter of 2000 to 3.89% as a percent of loans originated in the second quarter of 2000. Margins were adversely affected by a shift to higher credit quality originations and originations of loans with higher loan to values both of which result in lower sales prices. Offsetting the deterioration on margins somewhat is the increase in MPS's retail sub-prime production, as opposed to wholesale production, that generates larger fees.

        Compensation expenses as a percent of production decreased to 2.63% in the second quarter of 2001 from 3.69% for the same period of 2000. Other expenses decreased to 1.26% of production for the quarter ended September 30, 2001 from 1.85% of production for the three months ended September 30, 2000. Compensation and other operating expenses were lower due to the large increase in mortgage loan production that absorbs support personnel expenditures and the fixed costs associated with the retail sub-prime branches such as facilities, telecommunications and equipment expenses. Additionally compensation expenses were lower than that of previous quarters due to the final maturity on June 30, 2001 of the Company's deferred compensation agreement with the MPS executives. The quarterly compensation expense was approximately $229,000.

        Net interest spread as a percentage of production decreased from .30% for the three months ended September 30, 2000 to .20% for the three months ended September 30, 2001 as a result of higher borrowing costs and the increased production of higher credit quality loans resulting in lower rates charged to borrowers, negatively impacting interest margins.

PAMCO operations

        For the three months ended September 30, 2001, MPS's principally prime production operation, PAMCO, recorded earnings of $473,000 as compared to earnings of $223,000 for the three months ended September 30, 2000. Operating revenues for the quarter ended September 30, 2001 totaled $3,447,000 as compared to $3,157,000 for 2000 and expenses for the quarter ended September 30, 2001 totaled $2,974,000 as compared to $2,934,000 for 2000.

        Gains on sales of loans and other loan fees as a percent of production was 1.89% for the three months ended September 30, 2001 as compared to 2.38% for the three months ended September 30, 2000. Margins were adversely affected by the higher percentage of wholesale loan production and sales, which have lower profit margins and lower gains on sale, than in the same period in 2000. Wholesale originations accounted for 42% of second quarter 2001 production as compared to 16% in the same period of 2000.

        Compensation expenses as a percent of production decreased to 1.44% from 1.56% for the three months ended September 30, 2000 due to the higher levels of loan production particularly wholesale originations which result in lower personnel costs. Other expenses as a percent of loan originations decreased from
 .60% for the three months ended September 30, 2000 to .43% for the three months ended September 30, 2001. Other expenses have declined as increases in production have absorbed fixed costs. Additionally the absolute costs of occupancy and fixed asset depreciation have declined from the same period in 2000.

        Net interest margin was approximately $88,000 as compared to a net interest expense of $23,000 in the same period of 2000 as spreads improved between the rates charged borrowers and the rates charged PAMCO on its lines of credit. Additionally average balances have increased significantly between 2000 and 2001 due to increased production.

Corporate and Intercompany Eliminations

        Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

        Compensation expense totaled $31,000 for the three months ended September 30, 2001 as compared to $55,000 for the same period in 2000. The decrease was attributable to a reduction in personnel.

        Interest expense to affiliates was $292,000 for the three months ended September 30, 2001, an increase of $38,000 over 2000. The increase was attributable to the additional interest due on the Company elected deferral of interest under the notes payable to SFSC.

        Other expenses totaled $201,000 for the third quarter of 2001 as compared to $116,000 for the third quarter of 2000. Other expenses increased principally due to $58,000 in legal expenses associated with the litigation described in Part II Item 1. Other Information, a $15,000 charge by Centex Financial Services, Inc. under a transition services agreement entered into in connection with the proposed acquisition of the Company and $12,000 in penalties and interest related to 1999 federal income tax that has not yet been paid. Reducing other expenses at NAB are credits for interest earned by NAB from MPS. Interest earned from MPS totaled $73,000 for the third quarter of 2001 and 2000.

Results of Continuing Operations for the Nine Months Ended September 30, 2001 and 2000

Residential Mortgage Banking

        A summary of the major revenue and expense components of the mortgage banking operation for the nine months ended September 30, 2001 and 2000 are as follows (in thousands):

                                                Nine months ended
                                                  September 30,
                                           --------------------------
                                              2001             2000
                                           ---------        ---------
MPS (principally sub-prime)

Gains on sales of loans
  and other fee income                     $   9,385        $   5,758
Interest income                                1,560            1,628
Other revenue                                     --              111
Compensation and benefits                     (7,245)          (6,484)
Interest expense                              (1,046)          (1,226)
Other expenses                                (3,408)          (2,812)
                                           ---------        ---------
  Loss from operations                     $    (754)       $  (3,025)
                                           =========        =========
Loans originated                           $ 233,179        $ 156,371
Loans sold                                 $ 225,296        $ 156,023
Gains on sales of loans and other fee
  income as a percent of loans sold             4.17%            3.69%
Compensation and benefits
  as a percent of originations                  3.11%            4.15%
Other expenses as a percent
  of originations                               1.46%            1.80%
Net interest income as a
  percent of originations                        .22%             .26%

PAMCO (principally prime)

Gains on sales of loans
  and other fee income                     $   7,636        $   6,875
Interest income                                2,072            1,534
Compensation and benefits                     (5,694)          (4,856)
Interest expense                              (1,856)          (1,570)
Other expenses                                (1,835)          (1,948)
                                           ---------        ---------
  Earnings from operations                 $     323        $      35
                                           =========        =========
Loans originated                           $ 392,045        $ 289,036
Loans sold(1)                              $ 396,350        $ 287,959
Gains on sales of loans and other fee
  income as a percent of loans sold             1.93%            2.39%
Compensation and benefits
  as a percent of originations                  1.45%            1.68%
Other expenses as a percent
  of originations                                .47%             .67%
Net interest (expense) income as a
  percent of originations                        .06%            (.01%)


MPS operations

        For the nine months ended September 30, 2001 the loss from the MPS mortgage operation totaled $754,000 as compared to a loss of $3,025,000 for the same period in 2000. Revenues increased $3,448,000 or 46% over 2000 and expenses increased $1,177,000 or 11% over 2000. Net gains on loan sales and other fees increased from 3.69% as a percent of loans sold in the first nine months of 2000 to 4.17% as a percent of loans originated in the first nine months of 2001. Increases in the margins are attributable to the increase in MPS's retail sub-prime production which generates larger fees and the elimination of the correspondent operation subsequent to the first quarter of 2000 along with the sale of the California wholesale operation in April 2000, both of which carried lower sales margins. Retail originations accounted for approximately 64% of 2001 production as compared to just 23% in the first nine months of 2000.

        Compensation expenses as a percent of production decreased to 3.11% for the nine months ended September 30, 2001 from 4.15% for the same period in 2000. Other expenses decreased to 1.46% of production for the nine months ended September 30, 2001 from 1.80% of production for the nine months ended September 30, 2000. Compensation and other expenses have declined as MPS has reduced costs in its wholesale and correspondent (which has been eliminated) origination functions. Compensation expenses were lower due to the large increase in mortgage loan production that absorbs support personnel costs, offset somewhat by larger incentive compensation associated with the retail sub-prime branches. Compensation expenses were also lower due to the final maturity of the Company's deferred compensation agreements with the MPS executives in the second quarter of 2001. Additionally the second quarter of 2000 included an $184,000 compensation charge as a result of the sale of the Southern California wholesale operation. Other operating expenses as a percent of production has declined as increased production has absorbed fixed costs such as occupancy.

        Net interest spread as a percentage of production decreased from .26% for the nine months ended September 30, 2000 to .22% for the nine months ended September 30, 2001 as a result of higher borrowing costs offset to a large extent by better spreads between the rates charged borrowers and the rates charged on the lines of credit.

PAMCO operations

        For the nine months ended September 30, 2001 MPS's principally prime production operation, PAMCO, recorded earnings of $323,000 as compared to earnings of $35,000 for the nine months of September 30, 2000. Operating revenues totaled $9,708,000 as compared to $8,409,000 for 2000 and expenses totaled $9,385,000 as compared to $8,374,000 for 2000.

        Gains on sales of loans and other loan fees as a percent of production was 1.93% for the nine months ended September 30, 2001 as compared to 2.39% for the nine months ended September 30, 2000. Margins were adversely affected by the higher percentage of wholesale loan production and sales than in the same period in 2000. Wholesale originations accounted for 38% of 2001's production through September 30, 2001 as compared to 14% in the same period of 2000.

        Compensation expenses as a percent of production declined to 1.45% for the nine months ended September 30, 2001 as compared to 1.68% for the same period of 2000. Compensation expenses declined due to the higher levels of loan production particularly wholesale originations that result in lower personnel costs. Other expenses as a percent of loan originations declined from .67% for the nine months ended September 30, 2000 to .47% for the nine months ended September 30, 2001. Other expenses have declined as increases in production have absorbed fixed costs. Additionally the absolute costs of occupancy and fixed asset depreciation have declined from the same period in 2000.

        Net interest income was $216,000 for the nine months ended September 30, 2001 as compared to net interest expense of $36,000 for the same period in 2000 as spreads improved between the rates charged borrowers and the rates charged PAMCO on its lines of credit. Additionally average balances have increased significantly between 2000 and 2001 due to increased production.

Corporate and Intercompany Eliminations

        Corporate revenues and expenses represent interest income and unallocated compensation, interest expense, minority interest and other general and administrative expenses.

        Compensation expense totaled $139,000 for the nine months ended September 30, 2001 as compared to $205,000 for the same period in 2000. The decrease was attributable to a reduction in personnel.

        Interest expense to affiliates was $832,000 for the nine months ended September 30, 2001, an increase of $10,000 over 2000. The increase is attributable to the additional interest due on the Company elected deferral of interest under the notes payable to SFSC offset somewhat by the Company's debt repayment to SFSC in early 2000.

        Other expenses totaled $536,000 for the nine months ended September 30, 2001 as compared to $314,000 for the same period in 2000. The increase is principally due to legal expenses totaling $145,000 associated with the litigation described in Part II. Item 1. Other Information and a $30,000 charge by Centex Financial Services, Inc. under a transition services agreement entered into in connection with a proposed acquisition of the Company, offset somewhat by a decrease in professional fees and costs associated with the NAB California office that was eliminated in the second quarter of 2000. Additionally, the first quarter of 2000 included a $47,000 reduction in minority interest due to losses at MPS. Minority interest was reduced to zero in the first quarter of 2000. Reducing other expenses at NAB are credits for interest earned by NAB from MPS. Interest earned from MPS totaled $215,000 for the nine months ended September 30, 2001 and 2000, respectively.

Results of Discontinued Operations

        Discontinued operations consist of the CPFI and NAFCO lending activities.

        Operating results of the discontinued operations are summarized as follows (in thousands):

                           Three months ended          Nine months ended
                              September 30,              September 30,
                           ------------------         -------------------
                           2001         2000          2001          2000
                           -----        -----         -----         -----
Revenues                   $ 133        $  --         $ 133         $ 127
Expenses                      --            7           (15)          103
                           -----        -----         -----         -----
Net earnings (loss)        $ 133        $  (7)        $ 148         $  24
                           =====        =====         =====         =====


        In August 2001, CPFI sold its remaining asset for a net purchase price of $345,000. The gain recorded as a result of the transaction was $133,000. Proceeds from the sale were used in part to pay in full, including interest due, an $185,000 note payable to an officer. Earnings in 2001 also include the resolution of pending litigation at NAFCO at a cost less than the amount anticipated and accrued. Expenses in the second quarter of 2000 include a $40,000 reversal of allowances previously provided.

        LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2001, the Company had $1,044,000 in unrestricted cash as compared to $198,000 at December 31, 2000. Cash balances have increased as of result of improved cash flows from new mortgage loan inventory financing and disposals of real estate and under-performing loans that require additional cash to finance. These additional liquidity sources have been offset by the operating losses of the Company. Cash operating losses have been less than the recorded losses due to the non-payment of interest on the SFSC obligations totaling $832,000 and non-cash compensation charges of $429,000.

        Total assets have decreased to $64,535,000 at September 30, 2001 from $64,624,000 at December 31, 2000. The decrease is attributable to a decrease in the Company's construction loans receivable and real estate owned offset largely by an increase in mortgage loan inventory as a result of the increase in origination activity in the Company's retail operations. The Company ceased originations of construction loans in late 2000.

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

        MPS's bank line of credit totals $55,000,000. Outstanding borrowings bear interest at various spreads (ranging from 1.75% to 2.75%) over the LIBOR rate. At September 30, 2001, the LIBOR was 3.17%. At September 30, 2001, $33,537,000 was borrowed under the line. The line of credit matures the earlier of (i) December 31, 2001 or (ii) termination of the CFS transactions. All amounts outstanding at the termination of the line of credit are due within sixty days of maturity. To provide additional credit enhancement to the lenders, CFS agreed to repurchase any defective loan, as defined by the amended agreement upon demand by the bank. Mortgage loans receivable and real estate owned totaling $43,612,000 are pledged as collateral under the line of credit.

        On March 22, 2001, MPS entered in a Master Mortgage Loan Purchase Agreement with Centex Credit Corporation ("CCC"), an affiliate of Centex Financial Services, Inc. The Agreement allows MPS to finance certain mortgage loans, based on product type, with CCC. The Company will assign the collateral, loan file and take out commitment from the investor to CCC and CCC will fund a portion of the purchase price to MPS. Upon final payment from the investor, CCC will remit the remaining funds to MPS. In addition to the purchase price, the Company will receive interest at the rate stated in the mortgage loan less the Federal Funds rate plus 1.5% (2.85% at September 30, 2001). The Agreement may be terminated upon 30 days notice. Outstanding borrowings under the agreement total $11,678,000 at September 30, 2001 and are collateralized by mortgage loans held for sale totaling $11,806,000.

        At September 30, 2001, the Company had borrowed under two notes from SFSC a total of $7,102,000. The notes bear interest at 14% and are due December 31, 2002. Interest on the notes is due monthly. In 2000, the Company elected to defer interest payments on the notes. The unpaid interest also accrues interest at 14%. The notes require interest to be paid monthly beginning in March 2001, along with mandatory monthly principal repayments of $100,000. NAB currently does not have the cash resources to make principal or interest payments under the notes. Charles E. Bradley, Sr. a former director and officer of the Company owns SFSC.

        MPS has entered into loan sale agreements with investors in the normal course of business that includes standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require MPS to repurchase loans previously sold or make payments to the investor representing the loss incurred on the loan. If repurchases of loans do occur MPS may only finance 70% of the loan or fair value of the property if a foreclosed property is repurchased, much less than the 98% to 100% of the loan amount under its regular financing arrangements. As of September 30, 2001 MPS had no repurchase requests outstanding. In the opinion of management, the potential exposure related to loan sale agreements of MPS will not have a material adverse effect on the consolidated financial position and results of operations of the Company.

        In connection with a securitization of loans in 1998, MPS provided a credit enhancement for the benefit of the investors in the form of an over-collateralization account held by the trust. The over-collateralization account is required by the servicing agreement to be maintained at 2.75% of the fixed rate balance and 4% of the adjustable rate balance of the securities, subject to certain minimum performance requirements relating to the loans in the security. One of these requirements is a delinquency (60 days or more) ratio that must be less than 10.50% on a six month rolling average basis. In September of 2001, the actual delinquency ratio exceeded 10.50%. As a result, the required levels of over-collateralization were increased to an amount equal to the principal balance of the loans that are 60 days or more delinquent. At September 30, 2001 that amount was $2,815,000. No cash will be released to the Company until the delinquency ratio declines to below 10.50% or the over-collateralization account exceeds the new required levels of over-collateralization. Based upon the projected decline in delinquencies the Company expects to resume receiving distributions in the third or fourth quarter of 2001.

        As discussed in note (1) to the Unaudited Consolidated Financial Statements, the Company has entered into a Stock Purchase Agreement with CFS and has filed a voluntary petition under Chapter 11 of the Bankruptcy Code and a Plan of Reorganization. Upon completion of the transactions contemplated NAB will have sufficient funds to pay its creditors. Additionally the Company will become privately held and the stock will no longer be publicly traded on any exchange.

        As discussed in note (1) to the Unaudited Consolidated Financial Statements, certain contingencies must still be resolved in order for the CFS transactions to be completed. If the transactions contemplated by the Stock Purchase Agreement do not close the Company will be required to sell assets, operations or its investment in MPS to settle its obligations. Additionally, MPS's line of credit matures on December 31, 2001. There can be no assurance that the lenders will extend or renew the MPS credit facility. As discussed above MPS has entered into a Master Mortgage Loan Purchase Agreement with CCC. The agreement may be terminated upon 30 days notice. If the CFS transactions are not completed, it is expected that the CCC agreement and the bank line of credit would be terminated. If financing is unavailable the Company will be required to sell assets, operations or its investment in MPS to settle its obligations.

        The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        NAB has borrowed from CFS pursuant to several notes a total of $546,000. The notes bear interest at 8% and are due on demand. Proceeds were used to pay costs associated with the CFS transactions. An officer of the Company advanced MPS $220,000 in March 2001. The amount was repaid in August 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The Company's market risk profile has not significantly changed since December 31, 2000. For a discussion of the Company's market risk, read Item 7A of the Company's 10K for the year ended December 31, 2000.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company has been named as a defendant in several lawsuits in the Superior Court for Los Angeles County, California. All of these suits arise out of SFSC's default on certain payments to structured settlement payees. Although the claims made and the relief sought vary somewhat from suit to suit, in general (1) the suits allege breach of contract, breach of fiduciary duty, negligence, conversion, fraudulent conveyance, fraud and violations of certain statutes and (2) the relief sought includes compensatory and punitive damages, statutory penalties and attorneys' fees and costs. The Company denies these allegations. In addition to the Company, there are numerous defendants in these suits, including SFSC, Charles E. Bradley, Sr., a former officer and director of the Company, Charles E. Bradley, Jr., a former director, and several major financial institutions and certain others. The Company is currently negotiating a settlement with the plaintiffs. The proposed settlement will have no financial impact upon the Company. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from the lawsuits would not have a material adverse effect on the Company's consolidated financial position and results of operations.

        The Company is also subject to lawsuits that arise in the ordinary course of its business. Management is of the opinion, based in part upon consultation with its counsel, that the liability of the Company, if any, arising from existing and threatened lawsuits would not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 4:  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

        On September 21, 2001 the Company completed solicitation of the holders of the Company's common stock for the purpose of approving the Reorganization Transactions as defined in the Disclosure and Proxy Statement dated August 13, 2001.

        Voting results are summarized as follows:

                                                         Number of Shares
                                                   --------------------------
                                                      For             Against
                                                   ---------          -------
To Accept the Plan                                 2,757,634          446,091

Consent to release provided for in the Plan        2,527,469          629,851


ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

               (a) Exhibits

               10.24. Fifth Amendment to Amended and Restated Warehousing Credit and Security Agreement dated August 31, 2001 by and among MPS, the Registrant, Washington Mutual Bank, FA, a federal association, successor by merger to Bank United, Centex Financial Services, Inc. and Centex Corporation

               (b) Reports on Form 8-K

               Form 8-K filed on July 27, 2001 reporting the resignation of Charles Bradley, Sr. as an officer and director of the registrant and the resignation of Charles Bradley, Jr. as a director of the registrant.

               Form 8-K filed on September 27, 2001 reporting that the registrant had filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 13(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      Dated:  November 15, 2001


                      By: /s/ James Hinton
                          -------------------------------------------------
                          James Hinton
                          President and Chief Executive Officer

                      By: /s/ Alan Ferree
                          -------------------------------------------------
                          Alan Ferree
                          Senior Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                               DESCRIPTION
-------                              -----------
10.24. Fifth Amendment to Amended and Restated Warehousing Credit and Security Agreement dated August 31, 2001 by and among MPS, the Registrant, Washington Mutual Bank, FA, a federal association, successor by merger to Bank United, Centex Financial Services, Inc. and Centex Corporation